Form 10-Q
period 2018-09-30
Sysorex, Inc.
filed 2018-11-16
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 000-55924

SYSOREX, INC.

(Exact name of registrant as specified in its charter)

Nevada	68-0319458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13880 Dulles Corner Lane Suite 175 Herndon, Virginia	20171
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  800-929-3871

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.00001	32,411,083
(Class)	Outstanding at November 14, 2018

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	customer demand for solutions we offer;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to resale products without terms, without wholesale suppliers, on a prepay basis;

●	general economic conditions and events and the impact they may have on us and our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	lawsuits and other claims by third parties;

●	our ability to realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from our separation from Inpixon;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or collaborations or strategic partnerships we may enter into.

You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Unless otherwise stated or the context otherwise requires, the terms “Sysorex,” “we,” “us,” “our,” and the “Company” refer collectively to Sysorex, Inc. and its subsidiary, Sysorex Government Services, Inc. (“SGS”).

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information which are the accounting principles that are generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2018 are not necessarily indicative of the results of operations for the full year. These financial statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our audited consolidated financial statements for the fiscal years ended December 31, 2017 and 2016 included in the Form 10 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 15, 2018, as amended.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value data)

	As of	As of
	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$89	$22
Accounts receivable, net	654	1,881
Other receivables	163	170
Inventory	-	7
Prepaid licenses and maintenance contracts	5	4,638
Prepaid assets and other current assets	1,317	263

Total Current Assets	2,228	6,981

Prepaid licenses and maintenance contracts, non current		2,264
Property and equipment, net	39	172
Intangible assets, net	3,323	5,113
Other assets	35	10

Total Assets	$5,625	$14,540

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$15,105	$24,271
Accrued liabilities	731	3,215
Related party payable	750	-
Short-term debt	1,019	-
Deferred revenue	130	5,554

Total Current Liabilities	17,735	33,040

Long Term Liabilities
Accrued issuable equity	154	-
Deferred revenue- non-current	-	2,636
Acquisition liability - Integrio	62	997
Other liabilities	40	39

Total Liabilities	17,991	36,712

Commitments and Contingencies

Stockholders’ Deficit
Net parent investment	-	(22,172)
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 41,000,000 shares issued and 29,208,310 shares outstanding as of September 30, 2018	4	-
Treasury stock, at cost, 11,791,690 shares at September 30, 2018	(1)	-
Additional paid-in-capital	(11,567)	-
Accumulated deficit	(802)	-
Total Stockholders’ Deficit	(12,366)	(22,172)
Total Liabilities and Stockholders’ Deficit	$5,625	$14,540

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(in thousands, except number of shares and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues
Products	$349	$9,514	$1,249	$30,750
Services	365	1,539	1,700	6,744
Total Revenues	714	11,053	2,949	37,494

Cost of Revenues
Products	230	8,426	676	26,394
Services	271	980	981	4,195
Total Cost of Revenues	501	9,406	1,657	30,589

Gross Profit	213	1,647	1,292	6,905

Operating Expenses
Research and development	10	223	168	745
Sales and marketing	356	860	1,488	3,605
General and administrative	1,403	2,140	3,947	6,307
Amortization of intangibles	751	519	1,789	1,558
Impairment of goodwill	-	7,805	-	7,805

Total Operating Expenses	2,520	11,547	7,392	20,020

Loss from Operations	(2,307)	(9,900)	(6,100)	(13,115)

Other Income (Expenses)
Interest expense	(29)	(442)	(764)	(1,403)
Other income, net	(72)	597	1,465	599

Total Other Income (Expense)	(101)	155	701	(804)

Net Loss	$(2,408)	$(9,745)	$(5,399)	$(13,919)
Net Loss per share - basic and diluted	$(0.08)	$(0.35)	$(0.19)	$(0.49)
Weighted Average Shares Outstanding - basic and diluted	28,534,396	28,208,310	28,318,200	28,208,310

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2018

(in thousands of dollars except share data)

(unaudited)

					Additional	Net
	Common Stock		Treasury Stock		Paid-In	Parent	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance - December 31, 2017	-	$-	-	$-	$-	$(22,172)	$-	$(22,172)
								-
Net loss for the period January 1, 2018 through August 31, 2018	-	-	-	-	-	(4,778)	-	(4,778)

Adoption of accounting standards	-	-	-	-	-	1,287	-	1,287

Net transfers from former Parent	-	-	-	-	-	14,059	-	14,059

Reclassification of net parent investment in connection with distribution	-	-	-	-	(11,604)	11,604	-	-

Common stock distributed in connection with spinoff	40,000,000	4	11,791,690	(1)	(3)	-	-	-

Shared issues for trademark	1,000,000	-	-	-	40	-	-	40

Net loss for the period September 1, 2018 through September 30, 2018	-	-	-	-	-	-	(802)	(802)

Balance - September 30, 2018	41,000,000	4	11,791,690	(1)	$(11,567)	$-	$(802)	$(12,366)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(in thousands of dollars) (Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(5,399)	$(13,919)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	108	40
Amortization of intangibles	1,789	1,558
Impairment of goodwill	-	7,805
Gain on earn out – Integrio acquisition	(934)	-
Gain on the settlement of vendor liabilities	(220)	-
Amortization of debt discount	299	498
Provision for doubtful accounts	41	-
Other	79	206

Changes in operating assets and liabilities:
Accounts receivable	1,187	5,017
Other receivables	7	(25)
Inventories	7	193
Prepaid assets and other current assets	(1,054)	365
Prepaid licenses & maintenance contracts	6,898	9,787
Other assets	(25)	35
Accounts payable	(8,010)	3,711
Accrued liabilities	(2,484)	62
Accrued issuable equity	154	-
Deferred revenue	(8,060)	(10,671)
Other liabilities	(934)	(681)
Total Adjustments	(11,152)	17,900

Net Cash (Used In) Provided By Operating Activities	(16,551)	3,981

Cash Flows From Financing Activities
Related party advances	750	-
Revolver line of credit	1,019	-
Net distributions from (to) parent	14,849	(4,906)

Net Cash Provided by (Used In) Financing Activities	16,618	(4,906)

Net Increase (Decrease) in Cash	67	(925)

Cash– beginning of period	22	937

Cash– end of period	$89	$12

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$465	$12
Income taxes	$-	$-
Supplemental Disclosure of non-cash financing activities:
Common shares issued for a trademark license	$40	$-
Adjustment to opening retained earnings for adoption of ASC 606	$1,287	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 1 — Description of Business, the Spin-Off and Going Concern and Management’s Plans

Description of Business

Sysorex, Inc., through its wholly-owned subsidiary, Sysorex Government Services, Inc., formerly known as (f/k/a) Inpixon Federal, Inc. (“SGS”), (unless otherwise stated or the context otherwise requires, the terms “SGS” “we,” “us,” “our” and the “Company” refer collectively to Sysorex and the above subsidiary, SGS), provides information technology solutions primarily to the public sector. These solutions include cybersecurity, professional services, engineering support, IT consulting, enterprise level technology, networking, wireless, help desk, and custom IT solutions. The Company is headquartered in Virginia.

The Spin-Off

On August 31, 2018 (the "Distribution Date"), the Company became an independent company through the pro rata distribution by Inpixon (Inpixon) of 100% of the outstanding common stock of Sysorex to Inpixon equity holders (which the Company refers to as the Distribution). Each Inpixon equity holder of record as of the close of business on August 21, 2018 received one share of the Company’s common stock for every three shares of Inpixon common stock held on the record date or such number of shares of common stock issuable upon complete conversion of Inpixon convertible preferred stock or exercise of certain participating warrants. Approximately 40 million shares of the Company’s common stock were distributed on the Distribution Date to Inpixon equity holders. The Company’s common stock began regular-way trading on the OTC Markets under the symbol SYSX on September 4, 2018.

Immediately prior to the Distribution, Inpixon transferred substantially all of the assets and liabilities and operations of Inpixon’s value added reseller business to the Company, which was completed on August 31, 2018 (the Capitalization). The Company’s condensed consolidated financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from Inpixon's condensed consolidated financial statements and accounting records. The condensed consolidated financial statements included herein reflect the Company’s financial position, results of operations, and cash flows as the Company’s business was operated as part of Inpixon’s prior to the Capitalization. Following the Capitalization, the condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All periods presented have been accounted for in conformity with GAAP.

Going Concern and Management’s Plans

As of September 30, 2018, the Company had an $89,000 cash balance and a working capital deficit of approximately $15.5 million. In addition, the Company has a stockholders’ deficit of approximately $12.4million. For the nine months ended September 30, 2018, the Company incurred net losses of approximately $5.4 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company expects its capital resources as of September 30, 2018, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from financing from our former parent Inpixon, higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements should be sufficient to fund planned operations during the year ending December 31, 2018; however, the Company will need additional funds to support its operations for the next twelve months. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities. The Company’s condensed consolidated financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin, which without these represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s condensed consolidated financial statements as of September 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the nine month period ended September 30, 2018 is not necessarily indicative of the results to be expected for the year ending December 31, 2018. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2017 and 2016 included in the Form 10 filed with SEC on June 15, 2018, as amended.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 3 — Summary of Significant Accounting Policies

The condensed consolidated financial statements have been prepared using the accounting records of Sysorex and SGS. All material inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the allowance for doubtful accounts; and

●	the impairment of long-lived assets.

Revenue Recognition

In March 2016, the Financial Accounting Standards Board (‘FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers — Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) — Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12. This update provides clarifying guidance regarding the application of ASU No. 2014-09 — Revenue from Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It has replaced most existing revenue recognition guidance under GAAP. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company has adopted Topic 606 using a modified retrospective approach and will be applied prospectively in the financial statements from January 1, 2018 forward. Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did have a material impact on our financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 3  —  Summary of Significant Accounting Policies (cont.)

Hardware and Software Revenue Recognition

The Company is a primary resale channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers and wholesale distributors.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable. The Company evaluates the following indicators amongst others when determining whether it is acting as a principal in the transaction and recording revenue on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) the Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified good or service. If the terms of a transaction do not indicate the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

The Company recognizes revenue once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) the Company has a right to payment for the product or service, (ii) the customer has legal title to the product, (iii) the Company has transferred physical possession of the product to the customer, (iv) the customer has the significant risk and rewards of ownership of the product and (v) the customer has accepted the product. The Company’s products can be delivered to customers in a variety of ways, including (i) as physical product shipped from the Company’s warehouse, (ii) via drop-shipment by the vendor or supplier or (iii) via electronic delivery of keys for software licenses. The Company’s shipping terms typically specify F.O.B. destination.

The Company leverages drop-shipment arrangements with many of its vendors and suppliers to deliver products to its customers without having to physically hold the inventory at its warehouses. The Company is the principal in the transaction and recognizes revenue for drop-shipment arrangements on a gross basis.

The Company may provide integration of products from multiple vendors as a solution it sells to the customer. In this arrangement the Company provides direct warranty to the customer with the Company’s own personnel as the customer requires warranty on the solution and not individual vendor products. This type of warranty is sold integral to the overall solution quoted to the customer. The Company considers these service-type warranties to be performance obligations of the principal from the underlying products that make up a solution and therefore is acting as a principal in the transaction and records revenue on a gross basis at the point of sale.

License and Maintenance Services Revenue Recognition

The Company provides a customized design and configuration solution for its customers and in this capacity resells hardware, software and other IT equipment license and maintenance services in exchange for fixed fees. The Company selects the vendors and sells the products and services, including maintenance services, that best fit the customer’s needs. For sales of maintenance services and warranties, the customer obtains control at the point in time that the services to be provided by a third-party vendor are purchased by the customer and therefore the Company’s performance obligation to provide the overall systems solution is satisfied at that time. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer approved invoice.

For resale of services, including maintenance services, warranties, and extended warranties, the Company is acting as an agent as the primary activity for those services are fulfilled by a third party. While the Company may facilitate and act as a first responder for these services, the third-party service providers perform the primary maintenance and warranty services for the customer. Therefore, the Company is not primarily responsible for performing these services and revenue is recorded on a net basis.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 3  —  Summary of Significant Accounting Policies (cont.)

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the nine months ended September 30, 2018 and 2017, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

Impairment of Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges for the nine months ended September 30, 2018 and 2017.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 3  —  Summary of Significant Accounting Policies (cont.)

Recent Accounting Standards

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method which was applied to all contracts at the date of initial application. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, Revenue — Revenue from Contracts with Customers were as follows (in millions):

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Balance Sheet:
Assets
Prepaid licenses & maintenance contracts, current	4,638	(4,638)	—
Prepaid licenses & maintenance contracts, non-current	2,264	(2,264)	—

Liabilities
Deferred revenue, current	5,554	(5,554)	—
Deferred revenue, non-current	2,636	(2,636)	—

Equity
Accumulated deficit	(22,172)	1,287	(20,885)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated income statement and balance sheet was as follows (in millions):

	For the Three Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Products(A)	349	1,649	(1,300)
Services	365	365	—

Cost and expenses
Cost of Revenues
Products(A)	230	1,330	(1,100)
Services	271	271	—

Gross Profit	213	413	(200)
Income/Loss from Operations	(2,307)	(2,107)	(200)
Net Income (Loss)	(2,408)	(2,208)	(200)

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 3  —  Summary of Significant Accounting Policies (cont.)

	For the Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Products(A)	1,249	6,218	(4,969)
Services	1,700	1,700	—

Cost and expenses
Cost of Revenues
Products(A)	676	4,877	(4,201)
Services	981	981	—

Gross Profit	1,292	2,059	(767)
Income/Loss from Operations	(6,100)	(5,333)	(767)
Net Income (Loss)	(5,399)	(4,632)	(767)

	As of September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Prepaid Licenses & Maintenance Contracts, current	—	436	(436)
Prepaid Licenses & Maintenance Contracts, non-Current	—	2,264	(2,264)

Liabilities
Deferred Revenue, current	—	585	(585)
Deferred Revenue, non-current	—	2,636	(2,636)

Equity
Accumulated Deficit	(13,173)	(13,693)	520

(A)	Product revenues and cost of revenues include maintenance/licenses contracts that are sold by the company but performed by third parties.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the condensed consolidated financial statements to determine if any of those events and/or transactions requires adjustment to or disclosure in the condensed consolidated financial statements.

Note 4 — Net loss per common share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding, plus the number of additional common shares that would have been outstanding if the common share equivalents had been issued (computed using the treasury stock or if converted method), if dilutive.

For the three and nine months ended September 30, 2017, in determining the weighted average number of common shares outstanding, the Company assumed 21,208,310 shares were outstanding for the period as prior to the date of the spin-off, no common stock of the Company existed.

The following common share equivalents are excluded from the calculation of weighted average common shares because their inclusion would have been anti-dilutive:

	September 30,
	2018	2017
Options	1,945	--
Total potentially dilutive shares	1,945	--

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 5 — Credit Risk and Concentrations

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, consequently, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the nine months ended September 30, 2018 and 2017 (in thousands of dollars):

	For the Nine Months Ended September 30, 2018		For the Nine Months Ended September 30, 2017
	$	%	$	%
Customer A	633	21%	—	—
Customer B	520	18%	—	—
Customer C	323	11%	—	—
Customer E	—	—	5,264	14%

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended September 30, 2018 and 2017 (in thousands of dollars):

	For the Three Months Ended September 30, 2018		For the Three Months Ended September 30, 2017
	$	%	$	%
Customer A	211	29%	—	—
Customer C	166	23%	3,613	33%
Customer D	121	17%	—	—
Customer F	—	—	1,424	13%
Customer G	—	—	1,237	11%

As of September 30, 2018, Customer A represented approximately 31%, Customer B represented approximately 0%, Customer C represented approximately 8%,Customer D represented approximately 3%, of total accounts receivable. As of September 30, 2017, Customer E represented approximately 0%, Customer F represented approximately 27% and Customer G represented approximately 21% of total accounts receivable.

For the three months ended September 30, 2018, two vendors represented approximately 19% and 17% of total purchases. Purchases from these vendors during the three months ended September 30, 2018 were $134 thousand, and $117 thousand. For the nine months ended September 30, 2018, three vendors represented approximately 26%,14% and 10% of total purchases. Purchases from these vendors during the nine months ended September 30, 2018 were $0.4 million, $$0.2 million and $0.1 million. For the three months ended September 30, 2017, three vendors represented approximately 43%, 16% and 11% of total purchases. Purchases from this vendor during the three months ended September 30, 2017 were $2.8 million, $1 million and $707 thousand. For the nine months ended September 30, 2017, two vendors represented approximately 29%, and 13% of total purchases. Purchases from these vendors during the nine months ended September 30, 2017 were $6.5 million and $2.8 million.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 5 — Credit Risk and Concentrations (cont.)

As of September 30, 2018, three vendors represented approximately 38%, 19% and 10% of total gross accounts payable. As of September 30, 2017, two vendors represented approximately 27% and 13% of total gross accounts payable.

Note 6 — Short-Term Debt

Revolving Credit Facility

On August 31, 2018, the Company and SGS (together with the Company, the “Borrowers”), entered in an agreement with Payplant Alternatives Funds LLC, pursuant to which Payplant may purchase from the Borrowers, in Payplant’s sole and absolute discretion, Eligible Receivables, as that term is defined in the agreement, in exchange for cash advances, subject to the terms and conditions in the agreement.

On September 21, 2018, the Company entered into the Payplant Loan and Security Agreement (the “Loan Agreement”) with Payplant LLC as agent for Payplant Alternatives Fund LLC (“Payplant”). Pursuant to the Loan Agreement and the terms set forth in the form of promissory note attached as Exhibit A to the Loan Agreement, (the “Note”), Payplant, in its sole and absolute discretion, may loan money to the Borrowers on the basis of purchase orders or invoices issued by the Borrowers to customers for goods and services provided. The term of any loan made to the Borrowers may not exceed 360 days. The principal amount of any loan will accrue interest at a 30 day rate of 2%, calculated per day. Upon the occurrence and during the continuance of an Event of Default, as defined in the Loan Agreement, interest will accrue at a rate equal to the interest rate plus 0.42% per 30 days. In no event will interest, when combined with all fees that may be characterized as interest, exceed the Maximum Rate, as defined in the Loan Agreement. All computations of interest will be made on the basis of a 360 day year. The Borrowers will have the right to prepay any loan upon the payment of a premium of least 30 days of interest.

As security for the repayment of any loans and the performance of the Borrowers’ Obligations, as defined in the Loan Agreement, the Borrowers granted to Payplant a security interest in the Collateral, as defined in the Loan Agreement.

The Loan Agreement also includes representations and warranties made by the Borrowers, negative covenants prohibiting certain actions by the Borrowers (including, but not limited to, restrictions on additional borrowing without the consent of Payplant, restrictions on the creation of liens on the Borrowers’ property, restrictions on transactions with affiliates, restrictions on the transfer or sale of assets and restrictions on the payment of dividends) and a definition of “Events of Default” that are customary in agreements of this type. Upon the occurrence and during the continuance of any Event of Default, Payplant may, without notice or demand, declare the entire unpaid principal amount of the loans, all interest accrued and unpaid thereon and all other amounts payable under the Loan Agreement to be immediately due and payable.

As of September 30, 2018, the principal amount outstanding under the Loan Agreement was $1,019,097.

 Note 7 — Accrued Issuable Equity

In connection with the Distribution of its common stock, the Company has reserved in treasury 3,194,120 shares of common stock for eventual issuance to certain holders of Inpixon securities that are currently subject to beneficial ownership limitations in connection with the Distribution. On August 31, 2018, we recorded approximately $128,000 of accrued issuable equity in connection with these share issuance obligations. During the three and nine months ended September 30, 2018, the Company has recorded a gain on change in fair value of accrued issuable equity of approximately $26,000 which was charged to the statement of operations.

Note 8 — Related Party Transactions

Nadir Ali is the Chief Executive Officer of Inpixon as well as the Chairman of the board of directors of Sysorex.

Pursuant to the terms of those certain employee transition agreements entered into between the Company and Inpixon, effective as of August 31, 2018 (collectively, the “Transition Agreements”), the Company agreed to furnish to Inpixon, on a transitional basis, the services of certain of its employees and keep such employees’ on its payroll and benefits plans from August 31, 2018 through and including December 31, 2018 (the “Transitional Period”).  Inpixon agreed to reimburse the Company for all costs and expenses incurred by the Company with respect to such employees’ employment during the Transitional Period.  the Company agreed to invoice Inpixon upon the calculation of amounts owed for the foregoing costs, and Inpixon agreed to reimburse the Company for all such costs within 3 days of its receipt of each such invoice, plus an administrative service fee of 2% of the gross amount of each respective invoice; provided, however, that the Company agreed to waive such fee for so long as any Inpixon employees are providing any necessary administrative services on behalf of and for the benefit of the Company, including any employees that are furnished to Inpixon in accordance with the Transition Agreements. The total amount of payroll and benefits reimbursed to the Company during the month ended September 30, 2018 was $543,000. In addition, the Company owes Inpixon approximately $750,000 resulting from transactions between the companies during this transition period. The Company anticipates this balance to be repaid by the end of the Transitional Period, December 31, 2018.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 9 — Commitments and Contingencies

Litigation

Certain conditions may exist as of the date the financial statements are issued which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company, or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims, as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.

If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

On August 10, 2017, Embarcadero Technologies, Inc. (“Embarcadero”) and Idera, Inc. (“Idera”) filed a complaint in the U.S. Federal District Court for the Western District of Texas against SGS and Integrio for failure to pay for purchased software and services pursuant to certain reseller agreements. The complaint alleges that SGS entered into an agreement with Integrio to acquire certain assets and assume certain liabilities of Integrio and are therefore responsible for any amounts due. In the complaint, Embarcadero and Idera demand that SGS and Integrio pay $1,100,000.00 in damages. On April 26, 2018, the parties filed a stipulation of dismissal to dismiss this case with prejudice following entry into a settlement agreement pursuant to which the Company agreed to satisfy the outstanding payables. On April 28, 2018, the court rendered the final judgment to approve this stipulation. The liability has been accrued and is included as a component of accounts payable as of September 30, 2018 in the condensed consolidated balance sheets.

On August 11, 2017, Micro Focus (US) Inc. (“Micro Focus”), filed a complaint in the Circuit Court of Fairfax County, Virginia against SGS for failure to pay a debt settlement entered into on March 13, 2017 for a principal amount of approximately $246,000 plus accrued interest. The complaint demands full payment of the principal amount of approximately $246,000 plus accrued interest. On October 31, 2017, Micro Focus filed a motion for summary judgment against SGS. The Company consented to the court entering summary judgment in favor of Micro Focus in the amount of approximately $246,000, with interest accruing at 10% per annum from June 13, 2017 until payment is completed. On April 19, 2018, the Company signed a settlement agreement with Microfocus for $200,000 which has been paid as of the date of this filing.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 9 — Commitments and Contingencies (cont.)

On March 1, 2017, VersionOne, Inc. filed a complaint in the United States District Court, Eastern District of Virginia, against Inpixon, Sysorex, and SGS (collectively, “Defendants”). The complaint alleges that VersionOne provided services to Integrio having a value of approximately $486,000, that in settlement of this amount Integrio and VersionOne entered into an agreement (the “Settlement Agreement”) whereby Integrio agreed to pay, and VersionOne agreed to accept as full payment, approximately $243,000 (the “Settlement Amount”), and that as a result of the Defendants’ acquisition of the assets of Integrio, Defendants assumed the Settlement Amount but failed to pay amounts owed to VersionOne.  The complaint also alleges that, subsequent to closing of the acquisition, VersionOne provided additional services to Defendants having a value of approximately $145,000, for which it has not been paid. VersionOne alleges that, Defendants have an obligation to pay both the Settlement Amount and the cost of the additional services. On Dec. 8, 2017, the court entered judgment against Inpixon, SGS, and Sysorex, jointly and severally, in the amount of approximately $334,000. The liability has been accrued and is included as a component of accounts payable as of September 30, 2018 in the condensed consolidated balance sheets.

On September 5, 2017, Dell Marketing threatened legal action against Sysorex and demanded approximately $1.8 million for payment of unpaid invoices. On or about January 29, 2018 the parties executed a settlement agreement resolving the matter. No court action was filed. The liability has been accrued and is included as a component of accounts payable as of September 30, 2018 in the condensed consolidated balance sheets.

On December 28, 2017, Virtual Imaging, Inc. (“Virtual Imaging”) filed a complaint in the United States District Court, Eastern District of Virginia, against Sysorex and SGS (collectively, the “Defendants”). The complaint alleges that Virtual Imaging provided products to the Defendants having an aggregate value of approximately $3,938,000, of which approximately $3,688,000 remains outstanding and overdue. Virtual Imaging has demanded compensation for the unpaid amount of approximately $3,688,000. The parties have settled this matter and agreed to a settlement payment schedule. The liability has been accrued and is included as a component of accounts payable as of September 30, 2018 in the condensed consolidated balance sheets.

On January 2, 2018, VMS, Inc. sent a demand letter claiming Sysorex owes approximately $1.2 million in unpaid invoices. The parties have settled this matter and agreed to a settlement payment schedule. The liability has been accrued and is included as a component of accounts payable as of September 30, 2018 in the condensed consolidated balance sheets.

On January 22, 2018, Deque Systems, Inc. filed a motion for entry of default judgment (the “Motion”) against SGS in the Circuit Court of Fairfax County, Virginia. The Motion alleges that SGS failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000 plus $20,000 in legal fees. On August 10, 2018 the Company and Deque entered into a settlement agreement and the Company is repaying the debt in monthly installments. The liability has been accrued and is included as a component of accounts payable as of September 30, 2018 in the condensed consolidated balance sheets.

On February 16, 2018, the Versata Companies submitted a notice of mediation to the WIPO Arbitration and Mediation Center claiming that SGS owes approximately $421,000 in unpaid invoices and late fees. Approximately $176,000 of that amount is under dispute by SGS. The parties are currently negotiating a settlement agreement and payment plan to pay the outstanding liability. The liability has been accrued and is included as a component of accounts payable as of September 30, 2018 in the condensed consolidated balance sheets.

On April 6, 2018, AVT Technology Solutions, LLC, filed a complaint in the United States District Court Middle District of Florida Tamp Division against Inpixon and Sysorex alleging breach of contract, breach of corporate guaranty and unjust enrichment in connection with non-payment for goods received and requesting a judgment in an amount of not less than $9,152,698.71. On August 15, 2018 the Company entered into a settlement agreement with AVT and is making payments based on the settlement schedule for repayment. The liability has been accrued and is included as a component of accounts payable as of September 30, 2018 in the condensed consolidated balance sheets.

On March 19, 2018, Inpixon and the Company was notified by a consultant for advisory services (the “Consultant”) that it believes it is entitled to a minimum project fee in an amount equal to $1 million less certain amounts previously paid as a result of Inpixon’s completion of certain financing transactions. On April 18, 2018, the Consultant filed a demand for arbitration with the American Arbitration Association. The Company is contesting such demand and a hearing has been scheduled for December 4-6, 2018.

Vendor Agreements

During the nine months ended September 30, 2018, the Company was successful in renegotiating its vendor payables with its major suppliers and recorded a gain of approximately $220,000.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 10 — Stockholders’ deficit

Authorized capital

 The Company is authorized to issue 500,000,000 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value. The holders of the Company’s common stock are entitled to one vote per share. As of September 30, 2018, no preferred stock has been designated or issued.

Equity incentive plan

On July 30, 2018, the board of directors of the Company and its sole director approved the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), which enables the Company to grant stock options, share appreciation rights, restricted stock, restricted stock units, share awards, performance unit awards, and cash awards to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2018 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986. Each option, or portion thereof, that is not an incentive stock option, shall be considered a non-qualified option. The option price must be at least 100% of the fair market value on the date of grant and if an Incentive Stock Option is issued to a 10% or greater shareholder the grant must be 110% of the fair market value on the date of the grant. The 2018 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 8,000,000, which number will be automatically increased on the first day of each quarter, beginning on January 1, 2019 and for each quarter thereafter, by a number of shares of common stock equal to the least of (i) 1,000,000 shares,(ii) 10% of the shares of common stock issued and outstanding on that date, or (iii) a lesser number of shares that may be determined by the board. No awards may be issued after July 30, 2028. As of September 30, 2018 and December 31, 2017, there were no awards outstanding under the plan. As of September 30, 2018, there were 8,000,000 securities available for future issuance under the 2018 Plan.

Common stock

On August 31, 2018, as part of the spinoff from Inpixon, the Company entered into a Trademark License Agreement with Sysorex Consulting, Inc. for use of the mark “Sysorex”. As consideration for the license, the Company issued 1,000,000 shares of its common stock with a fair value of $40,000 to Sysorex Consulting, Inc. and has agreed to issue to Sysorex Consulting, Inc. 250,000 shares of its common stock on each anniversary of the spinoff date until the License Agreement is terminated. The Company has expensed the licensing fee in the quarter ended September 30, 2018.

Stock options

On August 31, 2018, as part of the spinoff from Inpixon, the Company had issued stock options to employees of Sysorex to purchase an aggregate of 1,945 shares of common stock with exercise prices ranging from$ 22.76 to $224.12 and expiration dates ranging from March 2023 to February 2027. The options vest as follows: (i.) every month after the grant date up to 4 years or (ii.) 25% upon the issuance and every year thereafter after on the grant date.

Treasury stock

As part of the Spin-off from Inpixon, and in connection with the initial Distribution of its common stock, the Company has 11,791,690 shares of common stock reserved for issuance in treasury to the holders of certain Inpixon warrants holders who will be entitled to receive shares of the Company’s common stock if the warrants are exercised, reserved for issuance to certain holders of Inpixon securities from treasury that are currently subject to beneficial ownership limitations in connection with the distribution and for future issuances.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our financial condition and results of operations in conjunction with the combined financial statements and the related notes included elsewhere in this Form 10-Q and with our audited combined financial statements included in our Information Statement included in our current report on Form 8-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 17, 2018. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

The historical financial statements we have included in this Form 10-Q may not reflect what our business, financial position or results of operations would have been had we been a publicly traded company during the periods presented or what our results of operations, financial position and cash flows will be in the future when we are a stand-alone company.

Overview

Sysorex was incorporated in California on January 3, 1994 as Lilien Systems and was acquired by Inpixon on March 20, 2013. Effective January 1, 2016, Inpixon consummated a reorganization transaction pursuant to which certain Inpixon subsidiaries, including, AirPatrol Corporation and Shoom were merged with and into Lilien and Lilien changed its name to “Sysorex USA”; and all outstanding shares of capital stock of SGS were assigned to Lilien, pursuant to which SGS became a direct subsidiary of Lilien. Sysorex USA changed its name to Inpixon USA on March 1, 2017. On July 26, 2018, Inpixon USA merged into Sysorex, Inc., a wholly-owned subsidiary of Inpixon, for the purpose of changing its name and moving its state of formation from California to Nevada. Lilien significantly expanded Inpixon’s operations providing it with a Big Data analytics platform and enterprise infrastructure capabilities.

On August 31, 2018, Inpixon completed the spin-off (the “Spin-off”) of its value-added reseller business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of Inpixon’s wholly-owned subsidiary, Sysorex, Inc., a Nevada corporation (“Sysorex,” “we,” “us,” “our” and similar terms), to holders of Inpixon’s common stock, preferred stock and certain Inpixon warrants as of August 21, 2018 (the “Record Date”). The distribution occurred by way of a pro rata stock distribution to such holders of common stock, preferred stock and warrants, each of whom received one share of Sysorex common stock for every three shares of Inpixon common stock held (or into which such preferred stock was convertible or warrants were exercisable) on the Record Date.

As a result of the Spin-off, Sysorex is an independent public company and Sysorex’s common stock began regular-way trading on the OTC Markets under the symbol “SYSX” on September 4, 2018.

Although the Spin-off was completed on August 31, 2018, the Company has reflected the Spin-off in these financial statements as if it occurred on September 30, 2018 as the Company determined that the impact is not material to the combined financial statements.

The financial statements present the combined results of operations, financial condition, and cash flows of Sysorex and its subsidiary. These financial statements were prepared on a combined basis because the operations were under common control. All intercompany accounts and transactions have been eliminated between the combined entities.

Sysorex is a leading provider of information technology solutions from multiple vendors, including hardware products, software, services, including warranty and maintenance support, offered through our dedicated sales force, ecommerce channels, existing federal contracts and service team. Since our founding, we have served our customers by offering products and services from key industry vendors such as Aruba, Cisco, Dell, GETAC, Lenovo, Microsoft, Panasonic, Samsung, Symantec, VMware and others. We provide our customers with comprehensive solutions incorporating leading products and services across a variety of technology practices and platforms such as cyber, cloud, networking, security, and mobility. We utilize our professional services, consulting services and partners to develop and implement these solutions. Our sales and marketing efforts in collaboration with our vendor partners, allows us to reach multiple customer public sector segments including federal, state and local governments, as well as educational institutions. A very small percentage of our sales comes from commercial sales.

Revenues from our business are typically driven by public sector delivery orders that are received on a monthly basis. During the nine months ended September 30, 2018 approximately 99% of our revenues were from these delivery orders. These delivery orders include information technology hardware, software, professional services, warranty and maintenance support, and highly integrated solutions that include two or more of the aforementioned items.

We experience variability in our net sales and operating results on a quarterly basis as a result of many factors. We experience some seasonal trends in our sales of technology solutions to government and educational institutions. For example, the fiscal year-ends of U.S. Public Sector customers vary for those in the federal government space and those in the state and local government and educational institution (“SLED”) space. We generally see an increase in our second quarter sales related to customers in the U.S. SLED sector and in our third quarter sales related to customers in the federal government space as these customers close out their budgets for their fiscal year (June 30th and September 30th respectively). We may also experience variability in our gross profit and gross profit margin as a result of changes in the various vendor programs we participate in and its effect on the amount of vendor consideration we receive from a particular vendor or their authorized distributor/wholesaler, which may be impacted by a number of events outside of our control. As such, the results of interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

A substantial portion of our business is dependent on sales through existing federal contracts, known as Government Wide Acquisition Contracts (“GWAC”). We have three key GWAC contracts, known in the industry as GSA Federal Supply Schedule IT 70, NASA SEWP V, and NIH CIO-CS. Maintaining current vendor offerings and pricing is critical to attaining sales.

Our planned operating expenditures each quarter are based in large part on sales forecasts for the quarter. If our sales do not meet expectations in any given quarter, our operating results for the quarter may be materially adversely affected. Our narrow margins may magnify the impact of these factors on our operating results. Management regularly reviews our operating performance using a variety of financial and non-financial metrics including sales, shipments, margin, vendor consideration, advertising expense, personnel costs, account executive productivity, accounts receivable aging, supplier inventory turnover, liquidity and cash resources. Our management monitors the various metrics against goals and budgets, and makes necessary adjustments intended to enhance our performance.

Our current debt repayment to key vendors due to prior non-payment of invoices has impacted our ability to receive the most favorable cost, terms, and delivery priority. General economic conditions also have an effect on our business and results of operations. For example, if the federal government fails to pass a budget or a continuing resolution before adopting an annual budget, our primary customers will not have the ability to make purchases off of our existing contracts until the budget issue is resolved. If current tariffs and stipulation by the government to require the purchase of goods that are substantially made or assembled in America are enacted, this could severely impact our ability to source from vendors whom manufacture overseas. These factors affect sales of our products, sales cycles, adoption rates of new technologies and level of price competition. We continue to focus our efforts paying down our debt, cost controls, competitive pricing strategies, capturing new contracts, and driving higher margin service and solution sales. We also continue to make selective investments in our sales force personnel, service and solutions capabilities and internal information technology infrastructure and tools in an effort to meet vendor program requirements and to position us for enhanced productivity and future growth.

Basis of Presentation

Sysorex, Inc., through its wholly-owned subsidiary, Sysorex Government Services, Inc., formerly known as Inpixon Federal, Inc. (“SGS”), (unless otherwise stated or the context otherwise requires, the terms “SGS” “we,” “us,” “our” and the “Company” refer collectively to Sysorex and the above subsidiary), provides information technology solutions primarily to the public sector. These include cybersecurity, professional services, engineering support, IT consulting, enterprise level technology, networking, wireless, help desk, and custom IT solutions. The Company is headquartered in Virginia.

The accompanying unaudited condensed consolidated financial statements of the Company, have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the nine month period ended September 30, 2018 is not necessarily indicative of the results to be expected for the year ending December 31, 2018. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes for the years ended December 31, 2017 and 2016 included in the Form 10 filed with SEC on June 15, 2018, as amended.

Critical Accounting Policies

The preparation of our financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Combined Financial Statements included elsewhere in this information statement, we consider the critical accounting policies described below to be affected by accounting estimates. Our critical accounting policies that are affected by accounting estimates require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates.

Revenue Recognition

Hardware and Software Revenue Recognition

The Company is a primary resale channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers and wholesale distributors.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable. The Company evaluates the following indicators amongst others when determining whether it is acting as a principal in the transaction and recording revenue on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) the Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified good or service. If the terms of a transaction do not indicate the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

The Company recognizes revenue once control has passed to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) the Company has a right to payment for the product or service, (ii) the customer has legal title to the product, (iii) the Company has transferred physical possession of the product to the customer, (iv) the customer has the significant risk and rewards of ownership of the product and (v) the customer has accepted the product. The Company’s products can be delivered to customers in a variety of ways, including (i) as physical product shipped from the Company’s warehouse, (ii) via drop-shipment by the vendor or supplier or (iii) via electronic delivery of keys for software licenses. The Company’s shipping terms typically specify F.O.B. destination.

The Company leverages drop-shipment arrangements with many of its vendors and suppliers to deliver products to its customers without having to physically hold the inventory at its warehouses. The Company is the principal in the transaction and recognizes revenue for drop-shipment arrangements on a gross basis.

The Company may provide integration of products from multiple vendors as a solution it sells to the customer. In this arrangement the Company provides direct warranty to the customer with the Company’s own personnel as the customer requires warranty on the solution and not individual vendor products. This type of warranty is sold integral to the overall solution quoted to the customer. The Company considers these service-type warranties to be performance obligations of the principal from the underlying products that make up a solution and therefore is acting as a principal in the transaction and records revenue on a gross basis at the point of sale.

License and Maintenance Services Revenue Recognition

The Company provides a customized design and configuration solution for its customers and in this capacity resells hardware, software and other IT equipment license and maintenance services in exchange for fixed fees. The Company selects the vendors and sells the products and services, including maintenance services, that best fit the customer’s needs. For sales of maintenance services and warranties, the customer obtains control at the point in time that the services to be provided by a third-party vendor are purchased by the customer and therefore the Company’s performance obligation to provide the overall systems solution is satisfied at that time. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer approved invoice.

For resales of services, including maintenance services, warranties, and extended warranties, the Company is acting as an agent as the primary activity for those services are fulfilled by a third party.

While the Company may facilitate and act as a first responder for these services, the third-party service providers perform the primary maintenance and warranty services for the customer. Therefore, the Company is not primarily responsible for performing these services and revenue is recorded on a net basis.

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in Accounting Standards Codification “ASC” 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the nine months ended September 30, 2018 and 2017, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method which was applied to all contracts at the date of initial application. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of Accounting Standards Update “ASU” No. 2014-09, Revenue — Revenue from Contracts with Customers were as follows (in millions):

	Balance at December 31, 2017	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Balance Sheet:
Assets
Prepaid licenses & maintenance contracts, current	$4,638	$(4,638)	$—
Prepaid licenses & maintenance contracts, non-current	$2,264	$(2,264)	$—

Liabilities
Deferred revenue, current	$5,554	$(5,554)	$—
Deferred revenue, non-current	$2,636	$(2,636)	$—

Equity
Accumulated deficit	$(22,172)	$1,287	$(20,885)

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our condensed consolidated income statement and balance sheet was as follows (in millions):

	For the Three Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Products(A)	349	1,649	(1,300)
Services	365	365	—

Cost and expenses
Cost of Revenues
Products(A)	230	1,330	(1,100)
Services	271	271	—

Gross Profit	213	413	(200)
Income/Loss from Operations	(2,307)	(2,107)	(200)
Net Income (Loss)	(2,408)	(2,208)	(200)

	For the Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Products(A)	1,249	6,218	(4,969)
Services	1,700	1,700	—

Cost and expenses
Cost of Revenues
Products(A)	676	4,877	(4,201)
Services	981	981	—

Gross Profit	1,292	2,059	(767)
Income/Loss from Operations	(6,100)	(5,333)	(767)
Net Income (Loss)	(5,399)	(4,632)	(767)

	As of September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Prepaid Licenses & Maintenance Contracts, current	—	436	(436)
Prepaid Licenses & Maintenance Contracts, non-Current	—	2,264	(2,264)

Liabilities
Deferred Revenue, current	—	585	(585)
Deferred Revenue, non-current	—	2,636	(2,636)

Equity
Accumulated Deficit	(13,173)	(13,693)	520

(A)	Product revenues and cost of revenues include maintenance/licenses contracts that are sold by the Company but performed by third parties.

Long-lived Assets

We account for our long-lived assets in accordance with ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“ASC 360”), which requires that long-lived assets be evaluated whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Some of the events or changes in circumstances that would trigger an impairment test include, but are not limited to:

●	significant under-performance relative to expected and/or historical results (negative comparable sales growth or operating cash flows for two consecutive years);

●	significant negative industry or economic trends;

●	knowledge of transactions involving the sale of similar property at amounts below our carrying value; or

●	our expectation to dispose of long-lived assets before the end of their estimated useful lives, even though the assets do not meet the criteria to be classified as “held for sale.”

Long-lived assets are grouped for recognition and measurement of impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. The impairment test for long-lived assets requires us to assess the recoverability of our long-lived assets by comparing their net carrying value to the sum of undiscounted estimated future cash flows directly associated with and arising from our use and eventual disposition of the assets. If the net carrying value of a group of long-lived assets exceeds the sum of related undiscounted estimated future cash flows, we would be required to record an impairment charge equal to the excess, if any, of net carrying value over fair value.

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the nine months ended September 30, 2018.

The benefits to be derived from our acquired intangibles, will take additional financial resources to continue the development of our technology. Management believes our technology has significant long-term profit potential, and to date, management continues to allocate existing resources to the develop products and services to seek returns on its investment. We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, as part of our continued efforts. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related development of our technology (resulting in our lack of ability to expand our business), may be subject to significant impairment.

As described previously, we continue to experience weakness in market conditions, a depressed stock price, and challenges in executing our business plans. The Company will continue to monitor these uncertainties in future periods, to determine the impact.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the nine months ended September 30, 2018 and 2017 which would indicate a revision to the remaining amortization period related to any of our long lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), we routinely evaluate the likelihood of the realization of income tax benefits and the recognition of deferred tax assets. In evaluating the need for any valuation allowance, we will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing our analyses, we consider both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, we considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the nine months ended September 30, 2018, based upon certain economic conditions and historical losses through September 30, 2018. After consideration of these factors we deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax filings that do not meet these recognition and measurement standards. As of September 30, 2018 and the year ended December 31, 2017, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the nine months ended September 30, 2018 and 2017.

Allowance for Doubtful Accounts

We maintain our reserves for credit losses at a level we believe to be adequate to absorb potential losses inherent in the respective balances. We assign an internal credit quality rating to all new customers and update these ratings regularly, but no less than annually. Our determination of the adequacy of the reserve for credit losses for our accounts and notes receivable is based on the age of the receivable balance, the customer’s credit quality rating, an evaluation of historical credit losses, current economic conditions, and other relevant factors.

The Company’s allowance for doubtful accounts was nominal as of September 30, 2018 and December 31, 2017.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	September 30, 2018		September 30, 2017
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$349	49%	$9,514	86%	(96%)
Services revenues	$365	51%	$1,539	14%	(76%)
Cost of net revenues - products	$230	32%	$8,426	76%	(97%)
Cost of net revenues - services	$271	38%	$980	9%	(72%)
Gross profit	$213	30%	$1,647	15%	(87%)
Operating expenses	$2,520	353%	$11,547	104%	(78%)
Loss from operations	$(2,307)	(323%)	$(9,900)	(90%)	(77%)
Net loss	$(2,408)	(337%)	$(9,745)	(88%)	(76%)

Revenues

Revenues for the three months ended September 30, 2018 were $714,000 compared to $11.1 million for the comparable period in the prior year. This $10.3 million decrease is primarily associated with the decline in revenues as a result, of supplier credit issues and a $2.2 million decrease in revenue resulting from the adoption of the new ASC 606 revenue recognition policy beginning in January 2018.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2018 was $501,000 compared to $9.4 million for the prior year period. This decrease of $8.9 million was primarily attributable to lower sales resulting from the capital constraints and supplier credit limitations and a $1.5 million decrease in prepaid maintenance amortization due to the adoption of the new ASC 606 revenue recognition policy beginning in January 2018.

The gross profit margin for the three months ended September 30, 2018 was 30% compared to 15% during the three months ended September 30, 2017. This increase in gross margin is primarily due to the decrease in lower margin storage and maintenance sales.

Operating Expenses

Operating expenses for the three months ended September 30, 2018 were $2.5 million compared to $11.5 million for the prior year period. This decrease of $9.0 million is primarily attributable to a decrease in compensation costs, occupancy costs and travel costs due to the downsizing of staff and office locations and an impairment charge for goodwill of $7.8 million in 2017.

Loss from Operations

Loss from operations for the three months ended September 30, 2018 was ($2.3) million compared to ($9.9) million for the prior year period. This decrease in loss of $(7.6) million was attributable an impairment charge for goodwill of $7.8 million in 2017.

Provision for Income Taxes

There was no provision for income taxes for the three months ended September 30, 2018 and 2017. Deferred tax assets resulting from such losses would be fully reserved as of September 30, 2018 and 2017 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss

Net loss for the three months ended September 30, 2018 was ($2.4) million compared to ($9.7) million for the prior year period. This decrease in loss of $7.3 million was attributable to the changes described for the various reporting captions discussed above.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Nine Months Ended
	September 30, 2018		September 30, 2017
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$1,249	42%	$30,750	82%	(96%)
Services revenues	$1,700	58%	$6,744	18%	(75%)
Cost of net revenues - products	$676	23%	$26,394	70%	(97%)
Cost of net revenues - services	$981	33%	$4,195	11%	(77%)
Gross profit	$1.292	44%	$6,905	18%	(81%)
Operating expenses	$7,392	251%	$20,020	53%	(63%)
Loss from operations	$(6,100)	(207%)	$(13,115)	(35%)	(53%)
Net loss	$(5,399)	(183%)	$(13,919)	(37%)	(62%)

Revenues

Revenues for the nine months ended September 30, 2018 were $2.9 million compared to $37.5 million for the comparable period in the prior year. This $34.6 million decrease is primarily associated with the decline in revenues as a result of supplier credit issues and a $5.0 million decrease in revenue resulting from the adoption of the new ASC 606 revenue recognition policy beginning in January 2018.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2018 was $1.7 million compared to $30.6 million for the prior year period. This decrease of $28.9 million was primarily attributable to lower sales resulting from the capital constraints and supplier credit limitations and a $4.2 million decrease in prepaid maintenance amortization due to the adoption of the new ASC 606 revenue recognition policy beginning in January 2018.

The gross profit margin for the nine months ended September 30, 2018 was 44% compared to 18% during the nine months ended September 30, 2017. This increase in gross margin is primarily due to the decrease in lower margin storage and maintenance sales.

Operating Expenses

Operating expenses for the nine months ended September 30, 2018 were $7.4 million compared to $20.0 million for the prior year period. This decrease of $12.6 million is primarily attributable to a decrease in compensation costs, occupancy costs and travel costs due to the downsizing of staff and office locations and an impairment charge for goodwill of $7.8 million in 2017.

Loss from Operations

Loss from operations for the nine months ended September 30, 2018 was ($6.1) million compared to ($13.1) million for the prior year period. This decrease in loss of $7.0 million was due to an impairment charge for goodwill of $7.8 million in 2017, and a decrease in revenue offset by the decrease in operating expenses.

Other Income/Expense

                Total other income/expense for the nine months ended September 30, 2018 and 2017 was $1.5 million and $600,000, respectively. This increase in gain of $900,000 is attributable to the gain on earn out of Integrio in 2018.

Provision for Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2018 and 2017. Deferred tax assets resulting from such losses would be fully reserved as of September 30, 2018 and 2017 since, at present, we have no history of taxable income and it is more likely than not that such assets will not be realized.

Net Loss

Net loss for the nine months ended September 30, 2018 was ($5.4) million compared to ($13.9) million for the prior year period. This decrease in loss of $8.5 million was attributable to the changes described for the various reporting captions discussed above.

Non-GAAP Financial information

EBITDA

EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items and non-cash stock-based compensation.

Adjusted EBITDA for the three months ended September 30, 2018 was a loss of $1.7 million compared to a loss of $780,000 for the prior year period. Adjusted EBITDA for the nine months ended September 30, 2018 was a loss of $4.1 million compared to a loss of $2.5 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(2,408)	$(9,745)	$(5,399)	$(13,919)
Adjustments:
Non-recurring one-time charges:
Gain on the settlement of obligations	(45)	--	(254)	--
Gain on earnout	--	--	(934)	--
Gain on the sale of contracts	--	--	(601)	--
Provision for doubtful accounts	--	--	41	--
Severance	--	27	15	27
Impairment of goodwill	--	7,805	--	7,805
Amortization of debt discount	--	205	299	498
Stock-based compensation - compensation and related benefits	--	11	55	119
Interest expense	28	442	764	1,404
Depreciation and amortization	760	475	1,897	1,597
Adjusted EBITDA	$(1,665)	$(780)	$(4,117)	$(2,469)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	we believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non-cash items including stock based compensation, amortization of intangibles, change in the fair value of shares to be issued, change in the fair value of derivative liability, impairment of goodwill and one time charges including gain/loss on the settlement of obligations, severance costs, provision for doubtful accounts, acquisition costs and the costs associated with public offerings;

●	we believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	we believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other combined carve-out statement of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect the significant interest expense or the cash requirements necessary to service interest or principal payments on our debt;

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements;

●	Adjusted EBITDA does not reflect income or other taxes or the cash requirements to make any tax payments; and

●	other companies in our industry may calculate Adjusted EBITDA differently than we do, thereby potentially limiting its usefulness as a comparative measure.

Because of these limitations, Adjusted EBITDA should not be considered a measure of discretionary cash available to us to invest in the growth of our business or as a measure of performance in compliance with GAAP. We compensate for these limitations by relying primarily on our GAAP results and providing Adjusted EBITDA only as supplemental information.

Liquidity and Capital Resources as of September 30, 2018

Our capital resources and operating results as of and through September 30, 2018, consist of:

1)	an overall working capital deficit of $15.5 million;

2)	cash of $89,000;

3)	we entered into a new unlimited revolving credit facility of which $1.0 million was received on September 30, 2018; and

4)	net cash used in operating activities for the year-to date of $16.5 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash	$89	$-	$89
Accounts receivable, net / accounts payable	654	15,836	(15,182)
Other receivables	163		163
Other	1,322	1,899	(577)
Total	$2,228	$17,735	$(15,507)

Accounts payable and accrued liabilities exceed the accounts receivable by $15.2 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months.

Net cash used in operating activities during the nine months ended September 30, 2018 of $16.5 million consists of net loss of $5.4 million plus non-cash adjustments of $1.2 million and net cash used in changes in operating assets and liabilities of ($12.3 million). We expect net cash from operations to increase during the 4th Quarter of 2018 and into 2019 as a result of, the following:

1)	We significantly reduced our cost of operations in mid-August 2017 by reducing headcount and office locations. We estimate this to have a $6 million impact on an annual basis.

2)	We are working with our key distributors and financing partners to address our credit limitation issues. Revenues during the nine months ended September 30, 2018 and the year ended December 31, 2017 could have been higher but were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. We expect to relieve some of these issues by continuing to grow our services revenue.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company’s continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to close on any financing. The Company’s ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. Inpixon, our parent pre-spin-off has funded our operations primarily with proceeds from public and private offerings of its common stock and secured and unsecured debt instruments and made an additional cash contribution of $2 million prior to the Spin-off which amount shall be reduced by the aggregate amount of certain operating and other expenses of Sysorex that have been or will be satisfied by Inpixon from June 30, 2018 through the Spin-off Date. We depend on our vendors and suppliers to provide us with credit financing on our purchases of products and services. Many of our vendors and suppliers are no longer offering the Company the customary net-30 or net-45 payment terms with credit limits ranging from $100,000 to up to $10 million. Due to our past nonpayment issues to vendors and suppliers, the Company is on a prepay basis for those vendors and suppliers that are willing to supply to customers. In 2017 and 2018, we did experience credit limitations imposed by vendors, which contributed to the decline in revenues by approximately 92% during the nine months ended September 30, 2018 as compared to the same period in the prior fiscal year.

As a result of contributions by Inpixon provided following the completion of certain equity financings during the first nine months of 2018, we have been able to begin to improve our credit limitations through negotiated settlements plans with our vendors.  Our vendors, however, could seek to limit the availability of vendor credit to us or modify the other terms under which they sell to us, or both, at any time which could negatively impact our liquidity.  We have ongoing discussions concerning our liquidity and financial position with the vendor community and third parties that offer various credit protection services to our vendors. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. We also used a revolving credit facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, with the remaining 20%, net of fees paid upon collection of the customer receivable which is more specifically described below.

Based on future debt and /or equity offerings, projected revenues, the revolving credit facility that the Company entered into in order to continue to finance purchase orders and invoices following the Spin-off, credit limitation improvements resulting or anticipated to result from negotiated vendor settlement arrangements and the $2 million contributed from Inpixon in connection with the Spin-off (which amount was reduced by the aggregate amount of certain operating and other expenses of Sysorex that have been or will be satisfied by Inpixon from June 30, 2018 through the Spin-off Date). There are, however, no guarantees that these sources will be sufficient to provide the capital necessary to fund the Company’s operations during the next twelve months, therefore, the Company does intend to seek other sources of capital to supplement and strengthen its financial position under financing structures that are available to it.

Our history of operating losses, the amount of our indebtedness and the potential for significant judgments to be rendered against us may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations.

Revolving Credit Facility

On August 31, 2018, the Company and SGS (together with the Company, the “Borrowers”), entered in an agreement with Payplant Alternatives Funds LLC, pursuant to which Payplant may purchase from the Borrowers, in Payplant’s sole and absolute discretion, Eligible Receivables, as that term is defined in the agreement, in exchange for cash advances, subject to the terms and conditions in the agreement.

On September 21, 2018, the Company entered into the Payplant Loan and Security Agreement (the “Loan Agreement”) with Payplant LLC as agent for Payplant Alternatives Fund LLC (“Payplant”). Pursuant to the Loan Agreement and the terms set forth in the form of promissory note attached as Exhibit A to the Loan Agreement, (the “Note”), Payplant, in its sole and absolute discretion, may loan money to the Borrowers on the basis of purchase orders or invoices issued by the Borrowers to customers for goods and services provided. The term of any loan made to the Borrowers may not exceed 360 days. The principal amount of any loan will accrue interest at a 30 day rate of 2%, calculated per day. Upon the occurrence and during the continuance of an Event of Default, as defined in the Loan Agreement, interest will accrue at a rate equal to the interest rate plus 0.42% per 30 days. In no event will interest, when combined with all fees that may be characterized as interest, exceed the Maximum Rate, as defined in the Loan Agreement. All computations of interest will be made on the basis of a 360 day year. The Borrowers will have the right to prepay any loan upon the payment of a premium of least 30 days of interest.

As security for the repayment of any loans and the performance of the Borrowers’ Obligations, as defined in the Loan Agreement, the Borrowers granted to Payplant a security interest in the Collateral, as defined in the Loan Agreement.

The Loan Agreement also includes representations and warranties made by the Borrowers, negative covenants prohibiting certain actions by the Borrowers (including, but not limited to, restrictions on additional borrowing without the consent of Payplant, restrictions on the creation of liens on the Borrowers’ property, restrictions on transactions with affiliates, restrictions on the transfer or sale of assets and restrictions on the payment of dividends) and a definition of “Events of Default” that are customary in agreements of this type. Upon the occurrence and during the continuance of any Event of Default, Payplant may, without notice or demand, declare the entire unpaid principal amount of the loans, all interest accrued and unpaid thereon and all other amounts payable under the Loan Agreement to be immediately due and payable.

As of September 30, 2018, the principal amount outstanding under the Loan Agreement was $1,019,097 and is included in other liabilities in the Working Capital table.

Liquidity and Capital Resources as of September 30, 2018 Compared to September 30, 2017

The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
(thousands, except per share data)	2018	2017
Net cash (used in) provided by operating activities	$(16,551)	$3,981

Net cash used in financing activities	16,618	(4,906)

Net increase (decrease) in cash	$67	$(925)

	September 30, 2018	December 31, 2017

Cash	$89	$22
Working capital deficit	$(15,507)	$(26,059)

Operating Activities:

Net cash used in operating activities during the nine months ended September 30, 2018 was $14.7 million. Net cash provided by operating activities during the nine months ended September 30, 2017 was $4.0 million. Net cash used in operating activities during the nine months ended September 30, 2018 consisted of the following (in thousands):

Net loss	$(5,399)
Non-cash income and expenses	1,163
Net change in operating assets and liabilities	(12,315)
Net cash used in operating activities	$(16,551)

The non-cash income and expenses of $1.2 million consisted primarily of (in thousands):

$108	Depreciation and amortization expense
1,789	Amortization of intangibles
55	Stock-based compensation expense attributable to warrants and options issued as part of Company operations and prior acquisitions
299	Amortization of debt discount
(1,154)	Gain on the settlement of liabilities
66	Other
$1,163	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled ($12.3 million) and consisted primarily of the following (in thousands):

$1,194	Decrease in accounts receivable and other receivables
(1,055)	Increase in prepaid assets
(8,010)	Decrease in accounts payable
(1,162)	Decrease in deferred revenue
(3,264)	Decrease in accrued liabilities and other liabilities
(18)	Decrease in inventory and other assets
$(12,315)	Net use of cash in the changes in operating assets and liabilities

Financing Activities:

Net cash provided by financing activities during the nine months ended September 30, 2018 was approximately $16.6 million. Net cash used in financing activities for the nine months ended September 30, 2017 was approximately $4.0 million. The net cash provided by financing activities during the nine months ended September 30, 2018 was primarily comprised of net distributions from Inpixon, advances from Inpixon and proceeds received on the Company’s revolving line of credit with Payplant.

Going Concern and Management Plans

Our condensed consolidated financial statements as of September 30, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our financial statements as of September 30, 2018 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of September 30, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

On August 31, 2018, the Company and SGS (together with the Company, the “Borrowers”), entered in an agreement with Payplant Alternatives Funds LLC, pursuant to which Payplant may purchase from the Borrowers, in Payplant’s sole and absolute discretion, Eligible Receivables, as that term is defined in the agreement, in exchange for cash advances, subject to the terms and conditions in the agreement.

On September 21, 2018, the Company entered into the Payplant Loan and Security Agreement (the “Loan Agreement”) with Payplant LLC as agent for Payplant Alternatives Fund LLC (“Payplant”). Pursuant to the Loan Agreement and the terms set forth in the form of promissory note attached as Exhibit A to the Loan Agreement, (the “Note”), Payplant, in its sole and absolute discretion, may loan money to the Borrowers on the basis of purchase orders or invoices issued by the Borrowers to customers for goods and services provided. The term of any loan made to the Borrowers may not exceed 360 days. The principal amount of any loan will accrue interest at a 30 day rate of 2%, calculated per day. Upon the occurrence and during the continuance of an Event of Default, as defined in the Loan Agreement, interest will accrue at a rate equal to the interest rate plus 0.42% per 30 days. In no event will interest, when combined with all fees that may be characterized as interest, exceed the Maximum Rate, as defined in the Loan Agreement. All computations of interest will be made on the basis of a 360 day year. The Borrowers will have the right to prepay any loan upon the payment of a premium of least 30 days of interest.

As security for the repayment of any loans and the performance of the Borrowers’ Obligations, as defined in the Loan Agreement, the Borrowers granted to Payplant a security interest in the Collateral, as defined in the Loan Agreement.

As of September 30, 2018, the principal amount outstanding under the Loan Agreement was $1,019,097.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, please see the Recent Accounting Standards section of Note 3 to our condensed consolidated financial statements, which is included in this Form 10-Q in Item 1.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized, recorded and reported; and (2) our assets are safeguarded against unauthorized or improper use, to permit the preparation of our condensed consolidated financial statements in conformity with GAAP.

In connection with the preparation of this Form 10-Q, management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Deque

On January 22, 2018, Deque Systems, Inc. filed a motion for entry of default judgment (the “Motion”) against Sysorex Government, Inc., f/k/a Inpixon Federal, Inc. (“SGS”), in the Circuit Court of Fairfax County, Virginia. The Motion alleges that SGS failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000. On August 10, 2018 the Company and Deque entered into a settlement agreement and the Company is repaying the debt in monthly installments.

Consulting for Advisory Services

On March 19, 2018, the Company and Inpixon, the Company’s former parent, were notified by a consultant for advisory services (the “Consultant”) that it believes the Company and Inpixon are required to pay a minimum project fee in an amount equal to $1 million less certain amounts previously paid as a result of Inpixon’s completion of certain financing transactions. On April 18, 2018, the Consultant filed a demand for arbitration with the American Arbitration Association. The Company and Inpixon are contesting such demand and a hearing has been scheduled for December 4-6, 2018.

There are no other material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial holder of more than 5% of the Company’s voting securities, is an adverse party or has a material interest adverse to that of the Company.

Item 1A.	Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. Except as disclosed below, there have been no material changes to the Risk Factors disclosed in the Company’s Information Statement filed as Exhibit 99.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on August 17, 2018.

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility, and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.

In connection with the Spin-off, we entered into a new revolving credit facility which replaced our prior revolving credit facility. Although it is anticipated that our debt agreements will restrict the amount of our indebtedness, we may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to pay dividends, make capital expenditures and acquisitions, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.

Moreover, our ability to obtain additional financing and satisfy our financial obligations under our indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then prevailing general economic and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. A worsening of credit market conditions could materially and adversely affect our ability to obtain financing on favorable terms, if at all.

We may be unable to obtain additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under our indebtedness outstanding from time to time, if any. Among other things, the absence of an investment grade credit rating or any credit rating downgrade could increase our financing costs and could limit our access to financing sources. If financing is not available when needed, or is available on unfavorable terms, we may be unable to complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could materially and adversely affect our business, financial condition and results of operations.

Covenants in the credit facility may limit our operational flexibility, and a covenant breach or default could materially and adversely affect our business, financial position or results of operations.

The agreements governing our indebtedness contain customary covenants, which may limit our operational flexibility. The notes, when issued, will have terms customary for revolving credit facilities of this type, including covenants relating to debt incurrence, liens, restricted payments, asset sales, transactions with affiliates, and mergers or sales of all or substantially all of our assets, and customary provisions regarding optional events of default. The credit agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, our ability to grant liens on assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain dividends and other restricted payments. The credit agreement also contains customary events of default that require us to comply with specified financial maintenance covenants. Breaches of certain covenants may result in defaults and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. We may not be able to comply with these covenants in the future which could result in the declaration of an event of default and cause us to be unable to borrow under our credit facility or result in the acceleration of the maturity of indebtedness outstanding under such credit facility, which would require us to pay all amounts outstanding. In addition, if the maturity of any indebtedness we incur is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay such indebtedness could result in the foreclosing on all or a portion of our assets and force us to curtail, or even to cease, our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosure

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

See the Exhibit Index following the signature page to this Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 16, 2018	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

10.1	Transition Services Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	September 4, 2018

10.2	Tax Matters Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.2	September 4, 2018

10.3	Employee Matters Agreement dated August 1, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.3	September 4, 2018

10.4	Assignment and Assumption Agreement dated August 31, 2018 between members of the Inpixon Group and members of the Sysorex Group	8-K	000-55924	10.4	September 4, 2018

10.5	Amendment No. 1 to Separation and Distribution Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.5	September 4, 2018

10.6	Payplant Client Agreement dated August 31, 2018 among Sysorex, Inc. Sysorex Government Services, Inc. and Payplant LLC	8-K	000-55924	10.6	September 4, 2018

10.7	Amendment 1 to Payplant Client Agreement dated August 14, 2017 among Inpixon, Sysorex, Inc., Sysorex Government Serices and Payplant LLC	8-K	000-55924	10.7	September 4, 2018

10.8	Trademark License Agreement dated August 31, 2018 between Sysorex, Inc. and Sysorex Consulting, Inc.	8-K	000-55924	10.8	September 4, 2018

10.9+	Sysorex, Inc. 2018 Equity Incentive Plan and form of option award agreement	10-12G/A	000-55924	4.1	August 13, 2018

10.10+	Employment Agreement dated August 31, 2018 between Sysorex, Inc. and Sysorex Government Services, Inc. and Zaman Khan	8-K	000-55924	10.10	September 4, 2018

10.11+	Employment Agreement dated August 31, 2018 between Sysorex, Inc. and Sysorex Government Services, Inc. and Vincent Loiacono	8-K	000-55924	10.11	September 4, 2018

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018					X

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instant Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

+ Management contract or compensatory plan or arrangement.

# This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.