Form 10-K
period 2018-12-31
Sysorex, Inc.
filed 2019-03-28
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 000-55924

SYSOREX, INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0319458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13880 Dulles Corner Lane, Suite 175, Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 680-7412

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.00001 par value per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of the last business day of the registrant’s most recently completed second fiscal quarter, there was no public market for the registrant’s common stock.

As of March 21, 2019, the registrant had 34,110,469 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYSOREX, INC.

 i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER INFORMATION
CONTAINED IN THIS REPORT

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	customer demand for solutions we offer;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to resell products without terms, without wholesale suppliers, on a prepay basis;

●	general economic conditions and events and the impact they may have on us and our customers or potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	lawsuits and other claims by third parties;

●	our ability to realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from our separation from Inpixon;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

The forward-looking statements are based upon management’s beliefs and assumptions and are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements included in this report. You should not place undue reliance on these forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “Sysorex,” “we,” “us,” “our” and the “Company” refer collectively to Sysorex, Inc. and, where appropriate, its subsidiary, Sysorex Government Services, Inc. (“SGS”).

 ii

PART I

ITEM 1: BUSINESS

Overview

We provide information technology (“IT”) and telecommunications solutions and services to enable our customers to manage, protect, and monetize their enterprise assets whether on-premises, in the cloud, or via mobile technology.

Our priority is to help our customers meet their strategic missions by providing secure, optimized IT solutions that we believe will allow these customers to perform more efficiently and effectively.

Products and Services

Our products and services are grouped into the following categories: Professional Services and IT Solutions. These enterprise infrastructure solutions are for business operations, continuity, data protection, software development, collaboration, IT security, and physical security. Our products include third party hardware, software and related maintenance and warranty products and services that we resell from brands such as Cisco, Hewlett Packard Enterprises, Microsoft, Dell, Samsung, Fujitsu, Panasonic and Lexmark.

Professional Services

We offer a full range of information technology development and implementation professional services, from enterprise architecture design to custom application development. Our IT professionals help meet evolving business needs by optimizing IT resources, application performance, and business processes. Our services span many emerging and hybrid enterprise technologies, and we offer a comprehensive suite of network performance, secure wireless access and cybersecurity products and services from leading manufacturers that improve overall network performance and business operations. Our professional services are focused in the following areas:

●	Network Performance Management

●	Cyber Security

●	Secure Wireless

●	IP Video

IT Solutions

We work with our network of distribution partners to offer end-to-end hardware and software solutions to optimize customer infrastructure and security. These solutions sets include:

●	Data center

●	Cloud computing

●	Enterprise servers, storage, networking

●	Virtualization/consolidation

●	Client/Mobile computing

●	Secure networking

●	Cyber security

●	Collaboration tools

●	Security and data protection

●	IT service management tools

●	Big data analytics

Our Customers

We provide our products and services primarily to governmental agencies. For the years ended December 31, 2018 and 2017, our sales to federal, state and local governments accounted for approximately 100% and 40.1% of our net sales, respectively. Since inception, we have worked with over 500 customers company-wide since inception. These customers include, among others, federal and international government agencies as well as enterprise customers in retail, manufacturing, life sciences, biotechnology, high-tech, agriculture, financial services, state and local government, utilities, media and entertainment and telecommunications. Although we have had many customers, three customers generated approximately 60.0% and 24.7% of our gross revenue during the years ended December 31, 2018 and 2017, respectively. One customer accounted for 38% of our gross revenue in 2018; however, this customer may or may not continue to be a significant contributor to revenue in 2019. We plan to continue to focus our efforts on existing and potential government customers.

Our Market

Information about the Government IT Services and Solutions Market

In 2019, the U.S. government is projected to spend approximately $45.8 billion on information technology, which is slightly higher than the 2018 spending of approximately $45.6 billion for civilian agencies. According to the U.S. Office of Management and Budget, this spending is expected to continue at a 3% growth rate as compared to 6% historically because of the government’s budget challenges. In addition, with respect to defense-related spending, the U.S. Department of Deference (“DoD”) is expected to spend over $45 billion on its information technology programs. Sysorex, through its wholly owned subsidiary, SGS, services U.S. government customers in both civilian and defense agencies with a variety of IT solutions and services (custom application development, project management, systems integration, etc.) through its various government contract vehicles including our GSA Schedule, SPAWAR, TEIS-III, SEWP, CIO-CS, and others. SGS may serve as the prime contractor or as the subcontractor, depending on the contract.

Sysorex believes it has an advantage in the government marketplace by holding three Governmentwide Acquisition Contracts (“GWACs”). A GWAC is a pre-competed, multiple-award, indefinite delivery, indefinite quantity contract that agencies can use to buy total IT solutions, including both products and services. These types of contracts can sell into all government agencies and directly to contractors (typically large integrators) who have existing services contracts that require IT products or additional professional services.

Our GWACs include:

●	NASA SEWP V

●	NIH CIO-CS

●	GSA IT 70 Schedule

The NASA SEWP V is a GWAC for commercial IT products and services, including, desktops and servers, IT peripherals, network equipment, storage systems, security tools, software products, cloud based services, telecommunication, Health IT, video conferencing systems and other IT and Audio-Visual products along with product based services such as installation, maintenance and other services related to in-scope products to all Federal agencies (including DOD) and their approved support service contractors. During 2018, NASA SEWP V spent over $6 billion on IT with the following agencies making up the majority of spending:

●	Department of Defense

●	Army

●	Air Force

●	Navy

●	Department of Justice

The NIH-CIO-CS is a GWAC for IT commodities/solutions that can be used by any Federal civilian or DoD agency focused on IT products and services, both on-site and in the cloud.

The GSA IT 70 Schedule is a GWAC that offers federal, state and local governments solutions to their IT needs. These solutions include cloud IT services, cyber security, data centers and storage, satellite services, telecommunications, wireless and mobility, and telepresence. Our GSA IT 70 Schedule is critical to the broadly used Blanket Purchase Agreement (“BPA”) and is available to all branches of government, including State, Local, and Education (“SLED”) customers. Here are some factors that we believe make a BPA attractive:

●	when there is a wide variety of items in a broad class of supplies or services that are generally purchased;

●	when there is a need to provide commercial sources of supply for one or two more offices or projects that do not have or need authority to purchase otherwise;

●	use would avoid writing multiple purchase orders;

●	both agencies and vendors like BPAs because they help cut the red tape associated with repetitive purchasing; and

●	once set up, repeat purchases are easy for both sides.

Through SGS, Sysorex enters into various types of contracts with our government customers, such as Indefinite Delivery Indefinite Quantity (IDIQ), Cost-Plus-Fixed-Fee (CPFF) Level of Effort (LOE), Cost-Plus-Fixed-Fee (CPFF) Completion, Cost-Reimbursement (CR), Firm-Fixed-Price (FFP), Fixed-Price Incentive (FPI) and Time-and-materials (T&M).

IDIQ contracts provide for an indefinite quantity of services or stated limits of supplies for a fixed period. They are used when the customer cannot determine, above a specified minimum, the precise quantities of supplies or services that the government will require during the contract period. IDIQs help streamline the contract process and speed service delivery. IDIQ contracts are most often used for service contracts and architect-engineering services. Awards are usually for base years and option years. The customer places delivery orders (for supplies) or task orders (for services) against a basic contract for individual requirements. Minimum and maximum quantity limits are specified in the basic contract as either a number of units (for supplies) or as dollar values (for services).

CPFF LOE contracts will be issued when the scope of work is defined in general terms requiring only that the contractor devote a specified level of effort, or LOE, for a stated time period. A CPFF completion contract will be issued when the scope of work defines a definite goal or target, which leads to an end product deliverable (e.g., a final report of research accomplishing the goal or target).

CR contracts provide for payment of allowable incurred costs, to the extent prescribed in the contract. These contracts establish an estimate of total cost for the purpose of obligating funds and establishing a ceiling that the contractor may not exceed (except at its own risk) without the approval of the contracting officer and are suitable for use only when uncertainties involved in contract performance do not permit costs to be estimated with sufficient accuracy to use any type of fixed-price contract.

FFP contracts are issued when acquiring supplies or services on the basis of definite or detailed specifications and fair and reasonable prices can be established at the outset.

FPI target delivery contracts will be issued when acquiring supplies or services on the basis of reasonably definite or detailed specifications and cost can be reasonably predicted at the outset wherein the cost risk will be shared. A firm target cost, target profit, and profit adjustment formula will be negotiated to provide a fair and reasonable incentive and a ceiling that provides for the contractor to assume an appropriate share of the risk.

T&M contracts provide for acquiring supplies or services on the basis of (1) direct labor hours at specified fixed hourly rates that include wages, overhead, general and administrative expenses, and profit; and (2) actual cost for materials. A customer may use this contract when it is not possible at the time of placing the contract to estimate accurately the extent or duration of the work or to anticipate costs with any reasonable degree of confidence.

Our OEM and Vendor Arrangements

We work with a number of manufacturers (“OEMs”) and vendors in our industry with a focus on commercial and federal enterprise markets, including, but not limited to Avnet (now combined with TechData), Synnex, Arrow. Carasoft, Idera, Dell, Panasonic, and Fujitsu. Avnet has historically been our most significant supplier by revenue; however, we intend to seek out additional quotes from other suppliers to obtain more competitive pricing.

Our vendor agreements vary, but typically, they permit us to purchase products for combining with integration and professional services for transactions with our customers. Very few of our agreements require us to purchase any specified quantity of product. We usually require our partners to provide us with supply and price protection for the duration of specifically signed contracts. Other than supply agreements under certain government contracts, our vendor agreements typically permit us or the vendor to terminate the agreement on short notice, at will or immediately upon default by either party, and may contain limitations on vendor liability. These vendor agreements also generally permit us to return previous product purchases within certain time limits for a restocking fee or in exchange for the vendor’s other products. Certain of our partners may also provide us with various forms of marketing and sales financial assistance, including sales incentives, market development funds, cooperative advertising and sales events. Partners may also provide sell-through and other sales incentives in connection with certain product promotions.

We depend on our vendors to provide us with financing on our purchases of inventory and services. Many of our suppliers have offered us net-30 or net-45 payment terms with credit limits ranging from $200,000 to up to $7 million, however, other vendors require that we prepay for our products and services. In 2016 and 2017, we did experience credit limitations imposed by vendors, which resulted in a significant disruption to our operation and access to merchandise. As a result of contributions by Inpixon provided following the completion of certain equity financings during the first quarter of 2018, we have been able to begin to improve our credit limitations through negotiated settlements plans with our vendors. Our vendors, however, could seek to limit the availability of vendor credit to us or modify the other terms under which they sell to us, or both, at any time, which could negatively affect our liquidity. We have ongoing discussions concerning our liquidity and financial position with the vendor community and third parties that offer various credit protection services to our vendors. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. We also used a revolving credit facility to finance invoices in an amount equal to 80% of the face value of customer invoices, with the remaining 20%, net of fees paid upon collection of the customer receivable. We also used our revolving credit facility to finance 50% of the face value of purchase orders received to pre-pay vendors/suppliers to ensure shipment on our behalf to the end customer. Upon collection of the associated receivable from the customer, we then pay the remaining balance to our vendor/supplier and retain our profit.

Our Sales

In 2018, approximately 53%, or $2.1 million, of our total revenues were derived from product solutions sales and 47% or $1.8 million of our total revenues were derived from professional services sales. In 2017, approximately 81%, or $33.3 million, of our total revenues were derived from product solutions sales and 19%, or $7.8 million, of our total revenues were derived from professional services sales. Now with all industry trends showing an increase in spending and our supplier credit issues improving, we believe we will be able to regain previous clients and obtain new clients as spending increases and companies want to work closely with trusted providers.

Our Sales and Marketing Strategy

We currently market our products and services through direct marketing via sales representatives, tradeshows, government events and websites, vendor provided market development funds and other direct and indirect marketing activities to generate demand for our products and services. We also have extensive relationships with vendor/supplier partners to directly engage with customers.

In addition, we believe we have built a core competency in bidding on government requests for proposals in our infrastructure segment, comprising of the integration of hardware/software and professional services, by utilizing our internal bid and proposal team as well as consultants to prepare the proposal responses for government clients.

As part of our end-to-end IT solutions, we are authorized resellers of the products and services of leading IT manufacturers and distributors. In many cases, we have achieved the highest level of relationship the manufacturer or distributor offers. In addition, our employees hold certifications issued by these manufacturers and by industry associations relating to the configuration, installation and servicing of these products. We differentiate ourselves from our competitors by the range of manufacturers and distributors we represent, the relationship level we have achieved with these manufacturers and distributors and the scope of the manufacturer and industry certifications our employees hold.

We have a variety of contracts that vary from cost plus to time and material in our storage and computing and professional services segments. These apply to both commercial and government customers.

Competition

We face substantial competition from other national, multi-regional, regional and local value-added resellers and IT service providers, some of which may have greater financial and other resources than we do or that may have more fully developed business relationships with clients or prospective clients than we do. Many of our competitors compete principally on the basis of price and may have lower costs or accept lower selling prices than we do and, therefore, we may need to reduce our prices. In addition, manufacturers may choose to market their products directly to end-users, rather than through IT solutions providers such as us, and this could adversely affect our business, financial condition and results of operations.

The U.S. government systems integration business is intensely competitive and subject to rapid change. We compete with a large number of systems integrators, hardware and software manufacturers, and other large and diverse companies attempting to enter or expand their presence in the U.S. government market. Many of the existing and potential competitors have greater financial, operating and technological resources than we have. The competitive environment may require us to make changes in our pricing, services or marketing. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded, but for which we do not receive meaningful revenues. Accordingly, our success depends on our ability to develop services and products that address changing needs and to provide people and technology needed to deliver these services and products. In the government services sector our competition includes large systems integrators and defense contractors as well as small businesses such as 8a, women-owned, veteran disabled, Alaskan native, etc. Some of these competitors include global defense and IT service companies including IBM Global Services, LogicaCMG, CSC, ATOS Origins, Northrop Grumman, Raytheon IT Services and SAIC.

This complex landscape of domestic and multi-national services companies creates a challenging environment. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. While we believe that, due to the functionality of our products, we can successfully compete in all of these markets, at this time we do not represent a significant presence in any of these markets.

Government Regulation

In general, we are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal and disclosure control obligations, securities regulation and anti-competition.

Furthermore, U.S. government contracts generally are subject to the Federal Acquisition Regulation (“FAR”), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, department-specific regulations that implement or supplement DFAR, such as the Department of Defense’s Defense Federal Acquisition Regulation Supplement (“DFARS”) and other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts.

Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations. To date, compliance with these regulations has not been financially burdensome.

Intellectual Property

We currently do not have any registered patents, copyrights or trademarks. On August 31, 2018, we entered into a Trademark License Agreement (the “License Agreement”) with Sysorex Consulting, Inc. for use of the mark “Sysorex.” A. Salam Qureishi, Mr. Nadir Ali’s father-in-law and a member of his household, is the majority owner and the chief executive officer of Sysorex Consulting, Inc. The term of the License Agreement is perpetual. As consideration for the license, we issued 1,000,000 shares of our common stock to Sysorex Consulting, Inc. and have agreed to issue to Sysorex Consulting, Inc. 250,000 shares of our common stock on each anniversary of the agreement date until the License Agreement is terminated. The number of shares of common stock that will be issued in the future is subject to adjustment for changes in the outstanding shares of our common stock as a result of stock dividends, stock splits, reverse stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, separations, reorganizations or liquidations. The License Agreement may be terminated as a result of a breach of the License Agreement by us that remains uncured; our bankruptcy; the discontinuance of our business or a change in our name so that the word “Sysorex” is no longer used in the name or on our products or services; the license is attached, assigned or transferred; or we experience a Change of Control, as defined in the License Agreement.

Employees

As of December 31, 2018, we had 21 employees, including two part-time employees. This includes two officers, six sales people, eight technical and engineering people and five finance and administration persons. Our employees are not subject to collective bargaining agreements.

Corporate Information

We were originally incorporated in California on January 3, 1994 under the name Lilien Systems. In connection with a reorganization of Inpixon effective as of January 1, 2016, Lilien Systems acquired 100% of the issued and outstanding capital stock of SGS and changed its name to Sysorex USA. On February 27, 2017, our name was changed to Inpixon USA. On July 26, 2018, solely for the purpose of reincorporating the Company into the State of Nevada, Inpixon formed a wholly owned subsidiary in the State of Nevada named “Sysorex, Inc.” which was merged with the Company and resulted in the Company being reincorporated in the state of Nevada under the name “Sysorex, Inc.” On August 31, 2018, Sysorex and Inpixon engaged in a spin-off transaction (the “Spin-off”), whereby Sysorex, and its wholly owned subsidiary SGS, was separated from Inpixon and became a separate entity with a separate management team and separate boards of directors, except that Nadir Ali, Chief Executive Officer and director of Inpixon also serves as a director of Sysorex. The address of our principal executive offices is 13880 Dulles Corner Lane, Suite 175, Herndon, Virginia 20171 and our telephone number at that location is (800) 929-3871.

Our Internet website is www.sysorexinc.com. The information contained on, or that may be obtained from, our website is not a part of this report. We have included our website address in this report solely as an inactive textual reference.

ITEM 1A: RISK FACTORS

We are subject to various risks that may materially harm our business, prospects, financial condition and results of operations. An investment in our common stock is speculative and involves a high degree of risk. In evaluating an investment in shares of our common stock, you should carefully consider the risks described below, together with the other information included in this report.

If any of the events described in the following risk factors actually occurs, or if additional risks and uncertainties later materialize, that are not presently known to us or that we currently deem immaterial, then our business, prospects, results of operations and financial condition could be materially adversely affected. In that event, the trading price of our common stock could decline, and investors in our common stock may lose all or part of their investment in our shares. The risks discussed below include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Risks Related to Sysorex’s Business

We have a history of operating losses and working capital deficiency and there is no assurance that we will be able to achieve profitability raise additional financing or continue as a going concern.

We have a history of operating losses and working capital deficiency. We have incurred recurring net losses of approximately $7.9 million and $16.9 million for the years ended December 31, 2018 and 2017, respectively. We had a working capital deficiency of approximately $15 million and $26.1 million as of December 31, 2018 and December 31, 2017, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. In that regard, our revenues have declined by approximately 90.6% for the year ended December 31, 2018 as compared to the same period for the prior fiscal year as a result of our credit limitations with vendors and suppliers limiting our ability to process orders. We have funded our operations primarily with a revolving loan from Inpixon, our former parent. Our history of operating losses, the amount of our debt and the potential for significant judgments to be rendered against us may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.

In connection with the Spin-off, we entered into a new revolving credit facility with Payplant Alternatives Funds LLC on similar terms to the facility we accessed when we were a subsidiary of Inpixon. Although our credit facility restricts the amount of our indebtedness, with proper consent, we may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly-acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to make capital expenditures and acquisitions, pay dividends, if declared, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.

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

The lender of our revolving credit facility is not and will not be obligated to make a loan under the credit facility and we may not be able to draw funds on the credit facility at the sole discretion of the lender, which could have material adverse effect on our liquidity and financial condition.

We depend on our vendors to provide us with financing on our purchases of inventory and services. In 2017 and 2018, we did experience credit limitations imposed by vendors, which resulted in a significant disruption to our operation and access to merchandise. We use our revolving credit facility to finance invoices and purchase orders received to pre-pay vendors/suppliers to ensure shipment on our behalf to the end customer and will be dependent on our revolving credit facility in order to improve our credit limitations with our vendors, however, our lender is not and will not be obligated to make a loan under the credit facility and we may not be able to draw funds on the credit facility at the sole discretion of the lender which could have material adverse effect on our liquidity and financial condition.

Covenants in our credit facility limit our operational flexibility, and a covenant breach or default could materially and adversely affect our business, financial position or results of operations.

The credit agreement for our credit facility contains customary covenants, which limit our operational flexibility. The notes have terms customary for revolving credit facilities of this type, including covenants relating to debt incurrence, liens, restricted payments, asset sales, transactions with affiliates, and mergers or sales of all or substantially all of our assets, and customary provisions regarding optional events of default. The credit agreement contains customary covenants that, among other things, restrict, subject to certain exceptions, our ability to grant liens on assets, incur indebtedness, sell assets, make investments, engage in acquisitions, mergers or consolidations and pay certain dividends and other restricted payments. The credit agreement also contains customary events of default that may require us to comply with specified financial maintenance covenants. Breaches of certain covenants may result in defaults and cross-defaults under certain of our other indebtedness, even if we satisfy our payment obligations to the respective obligee. We may not be able to comply with these covenants in the future, which could result in the declaration of an event of default and cause us to be unable to borrow under our credit facilities or result in the acceleration of the maturity of indebtedness outstanding under such credit facilities, which would require us to pay all amounts outstanding. In addition, if the maturity of any indebtedness we incur is accelerated, we may not have sufficient funds available for repayment or we may not have the ability to borrow or obtain sufficient funds to replace the accelerated indebtedness on terms acceptable to us or at all. Our failure to repay such indebtedness could result in the foreclosing on all or a portion of our assets and force us to curtail, or even to cease, our operations.

We may not be able to successfully finance, integrate the business and operations post Spin-off, which may result in our inability to fully realize the intended benefits of the Spin-off, or may disrupt our current operations, which could have a material adverse effect on our business, financial position and/or results of operations.

On August 31, 2018, the Company became an independent company through the pro rata distribution by Inpixon of 100% of the outstanding common stock of Sysorex to Inpixon equity holders. Immediately prior to the Spin-off, Inpixon transferred substantially all of the assets and liabilities and operations of Inpixon’s value added reseller business to the Company. In connection with such transfer, we assumed the trade debts to numerous vendors in excess of $15 million. We are subject to the risks inherent in the financing, expenditures, complications and delays characteristic of a newly combined business. In addition, while the Company has indemnified Inpixon from any undisclosed liabilities, there may not be adequate resources to cover such indemnity. Furthermore, there are risks that the vendors, suppliers and customers of the Company may not renew their relationships for which there is no indemnification. Accordingly, our business and success face risks from uncertainties inherent to developing companies in a competitive environment. There can be no assurance that our efforts will be successful or that we will ultimately be able to attain profitability.

Although we have a strong contract portfolio, the challenges of securing financing, raising capital and having sufficient operational resources may adversely affect our ability maintain operations.

We continue to leverage our existing contracts with the federal government to secure orders. The process involves timely fulfillment of orders and making purchases from our vendors or their suppliers. Without clearing our trade debts, we cannot accept orders for certain products, we may have a pricing disadvantage, and/or we require access to cash to prepay most vendors and their suppliers. There are a number of risks to continued operations under these circumstances, including, but not limited to:

●	complications of not fulfilling a government order;

●	inability to quote on government request for quotes;

●	the diversion of management’s attention from our ongoing core business operations;

●	loss of key personnel;

●	increased exposure to certain federal acquisition regulations;

●	loss of the Company’s top-secret facility clearance;

●	cancelation of key government contracts;

●	termination for cause or termination for default issued by the government;

●	Inability to raise capital or consolidate trade debt repayment;

●	unanticipated costs and other assumed contingent liabilities; and

●	unknown vendor accounts payable liabilities.

These factors could cause us to not fully realize the anticipated financial and/or strategic benefits of the acquisitions and the recent reorganization, which could have a material adverse effect on our business, financial condition and/or results of operations.

Even if we are able to successfully operate the businesses of SGS, the costs of achieving these benefits may be higher than what we currently expect, because of a number of risks, including, but not limited to:

●	the possibility of unknown trade debts from former acquisitions by our former parent, Inpixon, which have been integrated into Sysorex and SGS may arise that have not been considered in our financial model;

●	the possibility that we may not be able to expand the reach and customer base due to unsuccessful reinstatements with vendors after trade debt repayments; and

●	the possibility that contracts may not be renewed due to lack of activity and fulfillment issues.

As a result of these risks, the integration may not contribute to our earnings as expected, we may not achieve expected revenue synergies or our return on invested capital targets when expected, or at all, and we may not achieve the other anticipated strategic and financial benefits of the integration and the reorganization.

Adverse judgments or settlements in legal proceedings could materially harm our business, financial condition, operating results and cash flows.

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $11.1 million as of December 31, 2018, which is approximately 366% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation.

Our business depends on experienced and skilled personnel, and if we are unable to attract and integrate skilled personnel, it will be more difficult for us to manage our business and complete contracts.

The success of our business depends on the skill of our personnel. Accordingly, it is critical that we maintain, and continue to build, a highly experienced management team and specialized workforce, including those who create software programs, and sales professionals. Competition for personnel, particularly those with expertise in government consulting and a security clearance, is high, and identifying candidates with the appropriate qualifications can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy given our anticipated hiring needs, or we may need to provide higher compensation or more training to our personnel than we currently anticipate. In addition, our ability to recruit, hire and indirectly deploy former employees of the U.S. government is subject to complex laws and regulations, which may serve as an impediment to our ability to attract such former employees.

Our business is labor intensive, and our success depends on our ability to attract, retain, train and motivate highly skilled employees. The increase in demand for consulting, technology integration and managed services has further increased the need for employees with specialized skills or significant experience in these areas. Our ability to expand our operations will be highly dependent on our ability to attract a sufficient number of highly skilled employees and to retain our employees. We may not be successful in attracting and retaining enough employees to achieve our desired expansion or staffing plans. Furthermore, the industry turnover rates for these types of employees are high and we may not be successful in retaining, training or motivating our employees. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to accept new client engagements. Such inability may also force us to increase our hiring of independent contractors, which may increase our costs and reduce our profitability on client engagements. We must also devote substantial managerial and financial resources to monitoring and managing our workforce. Our future success will depend on our ability to manage the levels and related costs of our workforce.

In the event we are unable to attract, hire and retain the requisite personnel and subcontractors, we may experience delays in completing contracts in accordance with project schedules and budgets, which may have an adverse effect on our financial results, harm our reputation and cause us to curtail our pursuit of new contracts. Further, any increase in demand for personnel may result in higher costs, causing us to exceed the budget on a contract, which in turn may have an adverse effect on our business, financial condition and operating results and harm our relationships with our customers.

Insurance and contractual protections may not always cover lost revenue, increased expenses or liquidated damages payments, which could adversely affect our financial results.

Although we maintain insurance and intend to obtain warranties from suppliers, obligate subcontractors to meet certain performance levels and attempt, where feasible, to pass risks we cannot control to our customers, the proceeds of such insurance or the warranties, performance guarantees or risk sharing arrangements may not be adequate to cover lost revenue, increased expenses or liquidated damages payments that may be required in the future.

The loss of our Chief Executive Officer or other key personnel may adversely affect our operations.

Our success depends to a significant extent upon the operation, experience, and continued services of certain of our officers, including our Chief Executive Officer, as well as other key personnel. While our Chief Executive Officer is employed under an employment contract, there is no assurance we will be able to retain his services. The loss of our Chief Executive Officer or other key personnel could have an adverse effect on us. If our Chief Executive Officer or other executive officers were to leave we would face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Furthermore, we do not maintain “key person” life insurance on the lives of any executive officer and their death or incapacity would have a material adverse effect on us. The competition for qualified personnel is intense, and the loss of services of certain key personnel could adversely affect our business.

Internal system or service failures could disrupt our business and impair our ability to effectively provide our services and products to our customers, which could damage our reputation and adversely affect our revenues and profitability.

Any system or service disruptions on our hosted Cloud infrastructure or disruptions caused by ongoing projects to improve our information technology systems and the delivery of services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cyber security threats, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

Customer systems failures could damage our reputation and adversely affect our revenues and profitability.

Many of the systems and networks that we develop, install and maintain for our customers on premise or host on our infrastructure involve managing and protecting personal information and information relating to national security and other sensitive government functions. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cyber security threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.

Our financial performance could be adversely affected by decreases in spending on technology products and services by our government customers.

Our sales to our government customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to federal, state and local government are diversified across multiple agencies and departments, they collectively accounted for approximately 100% and 40.1% of 2018 and 2017 net sales, respectively. An adverse change in government spending policies (including budget cuts at the federal level), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. The partial U.S. Government shutdown that began in December 2018 resulted in delays in anticipated contract awards and delayed payments of invoices for our services. Any new shutdown could have similar or worse effects. The failure by Congress to approve future budgets on a timely basis could delay procurement of our products and services and cause us to lose future revenues. Any renewed emphasis on Federal deficit and debt reduction could lead to a further decrease in overall defense spending. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in government in-sourcing of programs and more intense competition on programs that are not in-sourced, which could result in lower revenues and profits.

Our business could be adversely affected by the loss of certain vendor partner relationships and the availability of their products.

Currently, we purchase substantially all of our products for resale from vendor partners, which include OEMs, software publishers, and wholesale distributors. We are authorized by vendor partners to sell all or some of their products via direct marketing activities. Our authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies and purchase discounts. In the event we were to lose one of our significant vendor partners, our business could be adversely affected.

We have entered into, and expect to continue to enter into, joint venture, teaming and other arrangements, and these activities involve risks and uncertainties. A failure of any such relationship could have a material adverse effect on our business and results of operations.

We have entered into, and expect to continue to enter into, joint venture, teaming and other arrangements. These activities involve risks and uncertainties, including the risk of the joint venture or applicable entity failing to satisfy its obligations, which may result in certain liabilities to us for guarantees and other commitments, the uncertainty created by challenges in achieving strategic objectives and expected benefits of the business arrangement, the risk of conflicts arising between us and our partners and the difficulty of managing and resolving such conflicts, and the difficulty of managing or otherwise monitoring such business arrangements. A failure of our business relationships could have a material adverse effect on our business and results of operations.

Our business and operations expose us to numerous legal and regulatory requirements and any violation of these requirements could harm our business.

We are subject to numerous federal, state and foreign legal requirements on matters as diverse as data privacy and protection, employment and labor relations, immigration, taxation, anticorruption, import/export controls, trade restrictions, internal control and disclosure control obligations, securities regulation and anti-competition. Compliance with diverse and changing legal requirements is costly, time-consuming and requires significant resources. We are also focused on expanding our business in certain identified growth areas, such as health information technology, energy and environment, which are highly regulated and may expose us to increased compliance risk. Violations of one or more of these diverse legal requirements in the conduct of our business could result in significant fines and other damages, criminal sanctions against us or our officers, prohibitions on doing business and damage to our reputation. Violations of these regulations or contractual obligations related to regulatory compliance in connection with the performance of customer contracts could also result in liability for significant monetary damages, fines and/or criminal prosecution, unfavorable publicity and other reputational damage, restrictions on our ability to compete for certain work and allegations by our customers that we have not performed our contractual obligations.

We rely on being able to license technology from third parties; however, we cannot assure you that these licenses will always be available to us. An inability to license technology could materially and adversely affect our business.

We rely on a variety of technology that we license from third parties. There can be no assurance that these third-party technology licenses will continue to be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain or obtain upgrades to any of these technology licenses could result in delays in completing software enhancements and new development until equivalent technology could be identified, licensed or developed and integrated. Any such delays could materially and adversely affect our business.

The growth of our business is dependent on increasing sales to our existing clients and obtaining new clients, which, if unsuccessful, could limit our financial performance.

Our ability to increase revenues from existing clients by identifying additional opportunities to sell more of our products and services and our ability to obtain new clients depends on a number of factors, including our ability to offer high quality products and services at competitive prices, the strength of our competitors and the capabilities of our sales and marketing departments. If we are not able to continue to increase sales of our products and services to existing clients or to obtain new clients in the future, we may not be able to increase our revenues and could suffer a decrease in revenues as well.

Our business depends on the continued growth of the market for IT products and services, which is uncertain.

The storage and computing and professional services segments of our business include IT products and services solutions that are designed to address the growing markets for on and off-premises services (including migrations, consolidations, Cloud computing and disaster recovery), technology integration services (including storage and data protection services and the implementation of virtualization solutions) and managed services (including operational support and client support). These markets are continuously changing. Competing technologies and services, reductions in technology refreshes or reductions in corporate spending may reduce the demand for our products and services.

Our competitiveness depends significantly on our ability to keep pace with the rapid changes in IT. Failure by us to anticipate and meet our clients’ technological needs could adversely affect our competitiveness and growth prospects.

We operate and compete in an industry characterized by rapid technological innovation, changing client needs, evolving industry standards and frequent introductions of new products, product enhancements, services and distribution methods. Our success depends on our ability to develop expertise with these new products, product enhancements, services and distribution methods and to implement IT solutions that anticipate and respond to rapid changes in technology, the IT industry, and client needs. The introduction of new products, product enhancements and distribution methods could decrease demand for our current products or render them obsolete. Sales of products and services can be dependent on demand for specific product categories, and any change in demand for, or supply of such products, could have a material adverse effect on our net sales if we fail to adapt to such changes in a timely manner.

We operate in a highly competitive market and we may be required to reduce the prices for some of our products and services to remain competitive, which could adversely affect our results of operations.

Our industry is developing rapidly and related technology trends are constantly evolving. In this environment, we face significant price competition from our competitors. We may be unable to offset the effect of declining average sales prices through increased sales volumes and/or reductions in our costs. Furthermore, we may be forced to reduce the prices of the products and services we sell in response to offerings made by our competitors. Finally, we may not be able to maintain the level of bargaining power that we have enjoyed in the past when negotiating the prices of our services.

We face substantial competition from other national, multi-regional, regional and local value-added resellers and IT service providers, some of which may have greater financial and other resources than we do or that may have more fully developed business relationships with clients or prospective clients than we do. Many of our competitors compete principally on the basis of price and may have lower costs or accept lower selling prices than we do and, therefore, we may need to reduce our prices. In addition, manufacturers may choose to market their products directly to end-users, rather than through IT solutions providers such as us, and this could adversely affect our business, financial condition and results of operations.

Our profitability is dependent on the rates we are able to charge for our products and services. The rates we are able to charge for our products and services are affected by a number of factors, including:

●	our clients’ perceptions of our ability to add value through our services;

●	introduction of new services or products by us or our competitors;

●	our competitors’ pricing policies;

●	our ability to charge higher prices where market demand or the value of our services justifies it;

●	procurement practices of our clients; and

●	general economic and political conditions.

If we are not able to maintain favorable pricing for our products and services, our results of operations could be adversely affected.

Sales of our IT products and services are subject to quarterly and seasonal variations that may cause significant fluctuations in our operating results, therefore period-to-period comparisons of our operating results may not be reliable predictors of future performance.

The timing of our revenues can be difficult to predict. Our sales efforts involve educating our clients about the use and benefit of the products we sell and our services and solutions, including their technical capabilities and potential cost savings to an organization. Clients typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, which typically lasts several months, and may last a year or longer. We spend substantial time, effort and money on our sales efforts without any assurance that our efforts will produce any sales during a given period.

In addition, many of our clients spend a substantial portion of their IT budgets in the second half of the year. Other factors that may cause our quarterly operating results to fluctuate include changes in general economic conditions and the impact of unforeseen events. We believe that our revenues will continue to be affected in the future by cyclical trends. As a result, you may not be able to rely on period-to-period comparisons of our operating results as an indication of our future performance.

A delay in the completion of our clients’ budget processes could delay purchases of our products and services and have an adverse effect on our business, operating results and financial condition.

We rely on our clients to purchase products and services from us to maintain and increase our earnings, however, client purchases are frequently subject to budget constraints, multiple approvals and unplanned administrative processing and other delays. If sales expected from a specific client are not realized when anticipated or at all, our results could fall short of public expectations and our business, operating results and financial condition could be materially adversely affected.

The profit margins from our IT products and services depend, in part, on the volume of products and services sold. A failure to achieve increases in our profit margins in the future could have a material adverse effect on our financial condition and results of operations.

Given the significant levels of competition that characterize the IT reseller market, it is unlikely that we will be able to increase gross profit margins through increases in sales of IT products alone. Any increase in gross profit margins from this operating sector in the future will depend, in part, on the growth of our higher margin businesses such as IT consulting and professional services. In addition, low margins increase the sensitivity of our results of operations to increases in costs of financing. Any failure by us to maintain or increase our gross profit margins could have a material adverse effect on our financial condition and results of operations.

Any failures or interruptions in our services or systems could damage our reputation and substantially harm our business and results of operations.

Our success depends in part on our ability to provide reliable remote services, technology integration and managed services to our clients. The operations of our IT products and services are susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks and similar events. We could also experience failures or interruptions of our systems and services, or other problems in connection with our operations, as a result of:

●	damage to or failure of our computer software or hardware or our connections;

●	errors in the processing of data by our systems;

●	computer viruses or software defects;

●	physical or electronic break-ins, sabotage, intentional acts of vandalism and similar events;

●	increased capacity demands or changes in systems requirements of our clients; and

●	errors by our employees or third-party service providers.

Any interruptions in our systems or services could damage our reputation and substantially harm our business and results of operations. While we maintain disaster recovery plans and insurance with coverage we believe to be adequate, claims may exceed insurance coverage limits, may not be covered by insurance or insurance may not continue to be available on commercially reasonable terms.

Some of our services and solutions involve storing and replicating mission-critical data for our clients and are highly technical in nature. If client data is lost or corrupted, our reputation and business could be harmed.

Our IT data center and technology integration services solutions include storing and replicating mission-critical data for our clients. The process of storing and replicating that data within their data centers or at our facilities is highly technical and complex. If any data is lost or corrupted in connection with the use of our products and services, our reputation could be seriously harmed and market acceptance of our IT solutions could suffer. In addition, our solutions have contained, and may in the future contain, undetected errors, defects or security vulnerabilities. Some errors in our solutions may only be discovered after a solution has been in use by clients. Any errors, defects or security vulnerabilities discovered in our solutions after use by clients could result in loss of revenues, loss of clients, increased service and warranty cost and diversion of attention of our management and technical personnel, any of which could significantly harm our business. In addition, we could face claims for product liability, tort or breach of warranty. Defending a lawsuit, regardless of its merit, is costly and may divert management’s attention and adversely affect the market’s perception of us and our service offerings and solutions.

We do not have long-term recurring revenue generating contracts with our clients that utilize our IT products and services, and such clients may cease providing new purchase orders at any time or reduce the amount of purchases they make. Any such action may result in a decline of revenues we receive from our IT products and services and harm our results of operations.

Our operations depend upon our relationships with our clients. Revenues from our IT products and services are typically driven by purchase orders received every month. The majority of revenues from our IT products and services come from one-time purchase orders that do not guarantee any future recurring revenues. During the year ended December 31, 2018, approximately 47% of such revenues are recurring and based on contracts that range from 1-5 years for warranty and maintenance support. The Company’s performance obligation is to work with customers to identify the computer maintenance and warranty services that best suit customers’ needs and sell them those products and services; however, the maintenance is provided to customers by the manufacturer. For these contracts, customers are invoiced one time and pay up front for the full term of the warranty and maintenance contract. Prior to January 1, 2018 when the new Accounting Standards Codification (“ASC”) 606 revenue recognition standards were applied, revenue from these contracts was determined ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. Clients with these types of contracts may cease providing new purchase orders at any time, and may elect not to renew such contracts. If clients cease providing us with new purchase orders, diminish the services purchased from us, cancel executed purchase orders or delay future purchase orders, revenues received from the sale of our IT products and services would be negatively impacted, which could have a material adverse effect on our business and results of operations. There is no guarantee that we will be able to retain or generate future revenue from our existing clients or develop relationships with new clients.

We rely on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.

Our top three customers accounted for approximately 60.0% and 24.7% of our gross revenue during the years ended December 31, 2018 and 2017, respectively. One customer accounted for 38% of our gross revenue in 2018; however, this customer may or may not continue to be a significant contributor to revenue in 2019. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

Consolidation in the industries that we serve or from which we purchase could adversely affect our business.

Some of the clients we serve may seek to achieve economies of scale by combining with or acquiring other companies. If two or more of our current clients combine their operations, it may decrease the amount of work that we perform for these clients. If one of our current clients merges or consolidates with a company that relies on another provider for its consulting, systems integration and technology, or outsourcing services, we may lose work from that client or lose the opportunity to gain additional work. If two or more of our suppliers merge or consolidate operations, the increased market power of the larger company could also increase our product costs and place competitive pressures on us. Any of these possible results of industry consolidation could adversely affect our business.

The loss of any key manufacturer or distributor relationships, or related industry certifications, could have an adverse effect on our business.

As part of our end-to-end IT solutions, we are authorized resellers of the products and services of leading IT manufacturers and distributors. In many cases, we have achieved the highest level of relationship the manufacturer or distributor offers. In addition, our employees hold certifications issued by these manufacturers and by industry associations relating to the configuration, installation and servicing of these products. We differentiate ourselves from our competitors by the range of manufacturers and distributors we represent, the relationship level we have achieved with these manufacturers and distributors and the scope of the manufacturer and industry certifications our employees hold. There can be no assurance that we will be able to retain these relationships with our manufacturers and distributors, that we will be able to retain the employees holding these manufacturer and industry certifications, or that our employees will maintain their manufacturer or industry certifications. The loss of any of these relationships or certifications could have a material adverse effect on our business.

We may experience a reduction in the incentive programs offered to us by our vendors. Any such reduction could have a material adverse effect on our business, results of operations and financial condition.

We receive payments and credits from vendors, including consideration pursuant to volume sales incentive programs and marketing development-funding programs. These programs are usually of finite terms and may not be renewed or may be changed in a way that has an adverse effect on us. Vendor funding is used to offset, among other things, inventory costs, cost of goods sold, marketing costs and other operating expenses. Certain of these funds are based on our volume of net sales or purchases, growth rate of net sales or purchases and marketing programs. If we do not grow our net sales or if we do not comply with the terms of these programs, there could be a material negative effect on the amount of incentives offered or paid to us by vendors. No assurance can be given that we will continue to receive such incentives or that we will be able to collect outstanding amounts relating to these incentives in a timely manner, or at all. Any sizeable reduction in, the discontinuance of, or a significant delay in receiving or the inability to collect such incentives, particularly related to incentive programs with one of our largest partners, Hewlett-Packard Company, could have a material adverse effect on our business, results of operations and financial condition. If we are unable to react timely to any fundamental changes in the programs of vendors, including the elimination of funding for some of the activities for which we have been compensated in the past, such changes would have a material adverse effect on our business, results of operations and financial condition.

We may need additional cash financing and any failure to obtain cash financing could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.

We expect that we will need to raise funds in order to continue our operations and implement our plans to grow our business. However, if we decide to seek additional capital, we may be unable to obtain financing on terms that are acceptable to us or at all. If we are unable to raise the required cash, our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges could be limited.

If we cannot collect our receivables or if payment is delayed, our business may be adversely affected by our inability to generate cash flow, provide working capital or continue our business operations.

Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for products received from us and any work performed by us. The timely collection of our receivables allows us to generate cash flow, provide working capital and continue our business operations. Our clients may fail to pay or delay the payment of invoices for a number of reasons, including financial difficulties resulting from macroeconomic conditions or lack of an approved budget. An extended delay or default in payment relating to a significant account will have a material and adverse effect on the aging schedule and turnover days of our accounts receivable. If we are unable to timely collect our receivables from our clients for any reason, our business and financial condition could be adversely affected.

We depend on the U.S. government for a substantial portion of our business and government budget impasses together with changes in government defense spending could have adverse consequences on our financial position, results of operations and business.

A substantial portion of our revenues from our operations have been from and will continue to be from sales and services rendered directly or indirectly to the U.S. government. Consequently, our revenues are highly dependent on the government’s demand for computer systems and related services. Our revenues from the U.S. government largely result from contracts awarded to us under various U.S. government programs, primarily defense-related programs with the Department of Defense (“DoD”), as well as a broad range of programs with Bureau of Prisons, National Institutes of Health (“NIH”), National Aeronautics and Space Administration (“NASA”), the intelligence community and other departments and agencies. Cost cutting, including through consolidation and elimination of duplicative organizations and insurance, has become a major initiative for the government. The funding of our programs is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors, including geo-political events and macroeconomic conditions.

The Budget Control Act of 2011 enacted 10-year discretionary spending caps which are expected to generate over $1 trillion in savings for the U.S. government, a substantial portion of which comes from DoD baseline spending reductions. In addition, the Budget Control Act of 2011 provides for additional automatic spending cuts (referred to as “sequestration”) totaling $1.2 trillion over nine years which were implemented beginning in the U.S. government fiscal year ending September 30, 2013 (GFY13). These reduction targets will further reduce DoD and other federal agency budgets. Although the Office of Management and Budget has provided guidance to agencies on implementing sequestration cuts, there remains much uncertainty about how exactly sequestration cuts will be implemented and the impact those cuts will have on contractors supporting the government. We are not able to predict the impact of future budget cuts if any, including sequestration, on our Company or our financial results. However, we expect that concerns related to the national debt may impact DoD spending levels and that implementation of the automatic spending cuts without change will reduce, delay or cancel funding for certain of our contracts - particularly those with unobligated balances - and programs and could adversely impact our operations, financial results and growth prospects.

A significant reduction in defense spending could have long-term consequences for our size and structure. In addition, reduction in government priorities and requirements could affect the funding, or the timing of funding, of our programs, which could negatively affect our results of operations and financial condition. In addition, we are involved in U.S. government programs, which are classified by the U.S. government, and our ability to discuss these programs, including any risks and disputes and claims associated with and our performance under such programs, could be limited due to applicable security restrictions.

The U.S. government systems integration business is intensely competitive and we may not be able to win government bids when competing against much larger companies, which could reduce our revenues.

Large computer systems integration contracts awarded by the U.S. government are few in number and are awarded through a formal competitive bidding process, including indefinite delivery/indefinite quantity (“IDIQ”), GSA Schedule and other multi-award contracts. Bids are awarded on the basis of price, compliance with technical bidding specifications, technical expertise and, in some cases, demonstrated management ability to perform the contract. There can be no assurance that we will win and/or fulfill additional contracts. Moreover, the award of these contracts is subject to protest procedures and there can be no assurance that we will prevail in any ensuing legal protest. The failure to secure a significant dollar volume of U.S. government contracts in the future would adversely affect SGS, our subsidiary.

The U.S. government systems integration business is intensely competitive and subject to rapid change. Sysorex competes with a large number of systems integrators, hardware and software manufacturers, and other large and diverse companies attempting to enter or expand their presence in the U.S. government market. Many of the existing and potential competitors have greater financial, operating and technological resources than we have. The competitive environment may require us to make changes in our pricing, services or marketing. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded, but for which we do not receive meaningful revenues. Accordingly, our success depends on our ability to develop services and products that address changing needs and to provide people and technology needed to deliver these services and products. To remain competitive, we must consistently provide superior service, technology and performance on a cost-effective basis to our customers. Our response to competition could cause us to expend significant financial and other resources, disrupt our operations and strain relationships with partners, any of which could harm our business and/or financial condition.

Our financial performance is dependent on our ability to perform on our U.S. government contracts, which are subject to termination for convenience, which could harm our results of operations and financial condition.

Our financial performance is dependent on our performance under our U.S. government contracts. Government customers have the right to cancel any contract at their convenience. An unanticipated termination of, or reduced purchases under, one of our major contracts whether due to lack of funding, for convenience or otherwise, or the occurrence of delays, cost overruns and product failures could adversely affect our results of operations and financial condition. If one of our contracts were terminated for convenience, we would generally be entitled to payments for our allowable costs and would receive some allowance for profit on the work performed. If one of our contracts were terminated for default, we would generally be entitled to payments for our work that has been accepted by the government. A termination arising out of our default could expose us to liability and have a negative impact on our ability to obtain future contracts and orders. Furthermore, on contracts for which we are a subcontractor and not the prime contractor, the U.S. government could terminate the prime contract for convenience or otherwise, irrespective of our performance as a subcontractor. The termination or cancellation of U.S. government contracts, no matter what the reason, could harm our results of operations and financial condition.

Our failure to comply with a variety of complex procurement rules and regulations could result in our being liable for penalties, including termination of our U.S. government contracts, disqualification from bidding on future U.S. government contracts and suspension or debarment from U.S. government contracting that could adversely affect our financial condition.

We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts, which affect how we do business with our customers and may impose added costs on our business. U.S. government contracts generally are subject to: (i) the Federal Acquisition Regulation (“FAR”), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government; (ii) department-specific regulations that implement or supplement FAR, such as the DoD’s Defense Federal Acquisition Regulation Supplement (“DFARS”); and (iii) other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (“DCAA”) and Defense Contract Management Agency. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. During the term of any suspension or debarment by any U.S. government agency, contractors can be prohibited from competing for or being awarded contracts by U.S. government agencies. The termination of any of our significant government contracts or the imposition of fines, damages, suspensions or debarment would adversely affect the Company’s business and financial condition.

The U.S. government may adopt new contract rules and regulations or revise its procurement practices in a manner adverse to us at any time.

Our industry has experienced, and we expect it will continue to experience, significant changes to business practices as a result of an increased focus on affordability, efficiencies, and recovery of costs, among other items. U.S. government agencies may face restrictions or pressure regarding the type and amount of services that they may obtain from private contractors. Legislation, regulations and initiatives dealing with procurement reform, mitigation of potential conflicts of interest and environmental responsibility or sustainability, as well as any resulting shifts in the buying practices of U.S. government agencies, such as increased usage of fixed price contracts, multiple award contracts and small business set-aside contracts, could have adverse effects on government contractors, including us. Any of these changes could impair our ability to obtain new contracts or renew our existing contracts when those contracts expire and are subject to a renewed bidding process. Any new contracting requirements or procurement methods could be costly or administratively difficult for us to implement and could adversely affect our future revenues, profitability and prospects.

We may incur cost overruns as a result of fixed priced government contracts, which would have a negative impact on our operations.

Most of our U.S. government contracts are multi-award, multi-year IDIQ task order based contracts, which generally provide for fixed price schedules for products and services, have no pre-set delivery schedules, have very low minimum purchase requirements, are typically competed over among multiple awardees and force us to carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts. If we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations. The U.S. government has the right to enter into contracts with other suppliers, which may be competitive with our IDIQ contracts. We also perform fixed priced contracts under which we agree to provide specific quantities of products and services over time for a fixed price. Since the price competition to win both IDIQ and fixed price contracts is intense and the costs of future contract performance cannot be predicted with certainty, there can be no assurance as to the profits, if any, that we will realize over the term of such contracts.

Misconduct of employees, subcontractors, agents and business partners could cause us to lose existing contracts or customers and adversely affect our ability to obtain new contracts and customers and could have a significant adverse impact on our business and reputation.

Misconduct could include fraud or other improper activities such as falsifying time or other records and violations of laws, including the Anti-Kickback Act of 1986, as amended. Other examples could include the failure to comply with our policies and procedures or with federal, state or local government procurement regulations, regulations regarding the use and safeguarding of classified or other protected information, legislation regarding the pricing of labor and other costs in government contracts, laws and regulations relating to environmental, health or safety matters, bribery of foreign government officials, import-export control, lobbying or similar activities, and any other applicable laws or regulations. Any data loss or information security lapses resulting in the compromise of personal information or the improper use or disclosure of sensitive or classified information could result in claims, remediation costs, regulatory sanctions against us, loss of current and future contracts and serious harm to our reputation. Although we have implemented policies, procedures and controls to prevent and detect these activities, these precautions may not prevent all misconduct, and as a result, we could face unknown risks or losses. Our failure to comply with applicable laws or regulations or misconduct by any of our employees, subcontractors, agents or business partners could damage our reputation and subject us to fines and penalties, restitution or other damages, loss of security clearance, loss of current and future customer contracts and suspension or debarment from contracting with federal, state or local government agencies, any of which would adversely affect our business, reputation and our future results.

We may fail to obtain and maintain necessary security clearances, which may adversely affect our ability to perform on certain U.S. government contracts and depress our potential revenues.

Many U.S. government programs require contractors to have security clearances. Depending on the level of required clearance, security clearances can be difficult and time-consuming to obtain. If our employees or we are unable to obtain or retain necessary security clearances, we may not be able to win new business, and our existing clients could terminate their contracts with us or decide not to renew them. To the extent we are not able to obtain and maintain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts, or we could lose existing contracts, any of which may adversely affect our operating results and inhibit the execution of our growth strategy.

Our future revenues and growth prospects could be adversely affected by our dependence on other contractors.

If other contractors with whom we have contractual relationships either as a prime contractor or subcontractor eliminate or reduce their work with us, or if the U.S. government terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract our financial and business condition may be adversely affected. Companies that do not have access to U.S. government contracts may perform services as our subcontractor and that exposure could enhance such companies’ prospect of securing a future position as a prime U.S. government contractor, which could increase competition for future contracts and impair our ability to perform on contracts.

We may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of a subcontractor’s personnel or the subcontractor’s failure to comply with applicable law. If any of our subcontractors fail to timely meet their contractual obligations or have regulatory compliance, financial or other problems, our ability to fulfill our obligations as a prime contractor or higher tier subcontractor may be jeopardized. Significant losses could arise in future periods and subcontractor performance deficiencies could result in our termination for default. A termination for default could eliminate a revenue source, expose us to liability and have an adverse effect on our ability to compete for future contracts and task orders, especially if the customer is an agency of the U.S. government.

As a U.S. defense contractor, we are vulnerable to security threats and other disruptions that could negatively affect our business.

As a U.S. defense contractor, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or classified information, and threats to physical security. These types of events could disrupt our operations, require significant management attention and resources, and could negatively affect our reputation among our customers and the public, which could have a negative impact on our financial condition, results of operations and liquidity. We are continuously exposed to cyber-attacks and other security threats, including physical break-ins. Any electronic or physical break-in or other security breach or compromise may jeopardize security of information stored or transmitted through our information technology systems and networks. This could lead to disruptions in mission-critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have implemented policies, procedures and controls to protect against, detect and mitigate these threats, we face advanced and persistent attacks on our information systems and attempts by others to gain unauthorized access to our information technology systems are becoming more sophisticated. These attempts include covertly introducing malware to our computers and networks and impersonating authorized users, among others, and may be perpetrated by well-funded organized crime or state sponsored efforts. We seek to detect and investigate all security incidents and to prevent their occurrence or recurrence. We continue to invest in and improve our threat protection, detection and mitigation policies, procedures and controls. In addition, we work with other companies in the industry and government participants on increased awareness and enhanced protections against cyber security threats. However, because of the evolving nature and sophistication of these security threats, which can be difficult to detect, there can be no assurance that our policies, procedures and controls have or will detect or prevent any of these threats and we cannot predict the full impact of any such past or future incident. We may experience similar security threats to the information and technology systems that we develop, install or maintain under customer contracts. Although we work cooperatively with our customers and other business partners to seek to minimize the impacts of cyber and other security threats, we must rely on the safeguards put in place by those entities. Any remedial costs or other liabilities related to cyber or other security threats may not be fully insured or indemnified by other means. Occurrence of any of these security threats could expose us to claims, contract terminations and damages and could adversely affect our reputation, ability to work on sensitive U.S. government contracts, business operations and financial results.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, in both the U.S. and elsewhere around the world. Sustained uncertainty about global economic conditions, concerns about future U.S. government budget impasses or a prolonged tightening of credit markets could cause our customers and potential customers to postpone or reduce spending on technology products or services or put downward pressure on prices, which could have an adverse effect on our business, results of operations or cash flows. Concerns over inflation, energy costs, geopolitical issues and the availability of credit in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These events and market upheavals may have an adverse effect on our business. In the event of extreme prolonged market events, such as global economic recession, could result in significant losses for us.

Risks Related to Sysorex’s Common Stock

We are eligible to be treated as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this information statement We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to provide selected financial data in the registration statements and periodic reports that we file with the SEC, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until the later of our second annual report or the first annual report required to be filed with the SEC following the date we are no longer an “emerging growth company” as defined in the JOBS Act. We cannot assure you that there will not be material weaknesses or significant deficiencies in our internal controls in the future.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected to take advantage of this extended transition period, and therefore, our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards.

We do not intend to pay cash dividends to our stockholders.

We do not intend to pay cash dividends to our common stockholders as a public company. We currently intend to retain any future earnings for funding growth and, therefore, do not expect to pay any cash dividends in the foreseeable future.

In the event our board of directors effects a reverse stock split within the reverse stock split range, the proposed reverse stock split may decrease the liquidity of the shares of our common stock.

Prior to the Spin-off, our board of directors and sole stockholder approved an amendment to our Articles of Incorporation to effect a reverse stock split of our issued and outstanding common stock at a ratio between 1-for-5 and 1-for-100, which may be abandoned or implemented by our board of directors within the 12 months following July 30, 2018, and at a specific ratio determined solely by our board of directors. In the event our board of directors effects a reverse stock split within the reverse stock split range, the liquidity of the shares of our common stock may be affected adversely by the proposed reverse stock split given the reduced number of shares that will be outstanding following the proposed reverse stock split, especially if the market price of our common stock does not increase as a result of the proposed reverse stock split. In addition, the proposed reverse stock split may increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

In the event our board of directors effects a reverse stock split within the reverse stock split range, following such proposed reverse stock split, the resulting market price of our common stock may not attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, there can be no assurance that the proposed reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve.

Indemnification of our officers and directors may cause us to use corporate resources to the detriment of our stockholders.

Our articles of incorporation eliminate the personal liability of our directors for monetary damages arising from a breach of their fiduciary duty as directors to the fullest extent permitted by Nevada law. This limitation does not affect the availability of equitable remedies, such as injunctive relief or rescission. Our articles of incorporation require us to indemnify our directors and officers to the fullest extent permitted by Nevada law, including in circumstances in which indemnification is otherwise discretionary under Nevada law.

Under Nevada law, we may indemnify our directors or officers or other persons who were, are or are threatened to be made a named defendant or respondent in a proceeding because the person is or was our director, officer, employee or agent, if we determine that the person:

●	conducted himself or herself in good faith, reasonably believed, in the case of conduct in his or her official capacity as our director or officer, that his or her conduct was in our best interests, and, in all other cases, that his or her conduct was at least not opposed to our best interests; and

●	in the case of any criminal proceeding, had no reasonable cause to believe that his or her conduct was unlawful.

These persons may be indemnified against expenses, including attorneys’ fees, judgments, fines, excise taxes and amounts paid in settlement, actually and reasonably incurred by the person in connection with the proceeding. If the person is found liable to the corporation, no indemnification will be made unless the court in which the action was brought determines that the person is fairly and reasonably entitled to indemnity in an amount that the court will establish.

The obligations associated with being a public company require significant resources and management attention, which may divert resources and attention from our business operations.

We are subject to the reporting requirements of the Exchange Act and the Sarbanes-Oxley Act. The Exchange Act requires us to file annual, quarterly and current reports, proxy statements, and other information. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. Our Chief Executive Officer and Chief Financial Officer are required to certify that our disclosure controls and procedures are effective in ensuring that material information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We need to hire or retain the services of financial reporting, internal controls experts and other financial personnel or consultants in order to establish and maintain appropriate internal controls and reporting procedures. As a result, we have incurred and expect to continue to incur significant legal, accounting and other expenses. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from improving our business, results of operations and financial condition.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. In connection with the implementation of the necessary procedures and practices related to internal control over financial reporting, we may identify deficiencies. This may preclude us from keeping our filings with the SEC current and interfere with the ability of investors to trade our securities.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely affect the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. Notwithstanding our diligence, certain internal controls deficiencies may not be detected. As a result, any internal control deficiencies may adversely affect our financial condition, results of operations and access to capital.

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, these rules and regulations increase our compliance costs and make certain activities more time consuming and costly. As a public company, these rules and regulations may make it more difficult and expensive for us to maintain our director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

Our stock price may be volatile.

The market price of our common stock is highly volatile and fluctuates widely in price in response to various factors, many of which are beyond our control, including the following:

●	our ability to execute our business plan;

●	changes in our industry;

●	sales of our common stock;

●	operating results that fall below expectations;

●	regulatory developments;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results;

●	our inability to develop or acquire new or needed technologies;

●	the public’s response to press releases or other public announcements by us or third parties, including filings with the SEC;

●	changes in financial estimates or ratings by any securities analysts who follow our common stock, our failure to meet these estimates or failure of those analysts to initiate or maintain coverage of our common stock;

●	the development and sustainability of an active trading market for our common stock; and

●	any future sales of our common stock by our officers, directors and significant stockholders.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of the companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Our shares of common stock are thinly traded, and the price may not reflect our value. There can be no assurance that there will be an active market for our shares of our common stock in the future.

Our shares of common stock are thinly traded and the price per share may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock in the future. The market liquidity is dependent on the perception of our operating business, among other things. We plan to take certain steps including utilizing investor awareness campaigns, investor relations firms, press releases, road shows and conferences to increase awareness of our business. Any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or equity securities. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or to liquidate it at a price that reflects the value of the business. If an active market should develop, the price may be highly volatile. If there is a relatively low per-share price for our common stock, many brokerage firms or clearing firms may not be willing to effect transactions in our common stock or accept our shares for deposit in an account. Many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We are generally not restricted from issuing additional common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. The market price of our common stock could decline as a result of sales of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or the perception that such sales could occur.

We cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

We cannot assure you that we will ever be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. Until the common stock is listed on an exchange, we expect that it would be eligible to be quoted on the OTC Markets (including the OTCQB), another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

Our common stock is considered a “penny stock” so long as it trades below $5.00 per share. This can adversely affect its liquidity.

Our common stock is considered a “penny stock” and will continue to be considered a penny stock so long as it trades below $5.00 per share and as such, trading in our common stock will be subject to the requirements of Rule 15g-9 under the Exchange Act. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction.

SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities. In addition, few broker or dealers are likely to undertake these compliance activities. Other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2: PROPERTIES

Our principal executive offices are located at 13880 Dulles Corner Lane, Suite 175, Herndon, Virginia 20171. We lease these premises, which consists of approximately 5,800 square feet pursuant to a lease that expires on November 30, 2021 with the following gross monthly rent payments:

Month	Gross Monthly Rent Payment
Month 1 – Month 12	$9,653.33
Month 13 – Month 24	$10,039.46
Month 25 – Month 36*	$10,441.04
Month 37 – Expiration Date*	$10,858.68

*	Provided there is no event of default under our lease, rent will be abated for the last eight (8) calendar months of the term prior to the expiration date.

We believe that our facilities are adequate for our current needs.

ITEM 3: LEGAL PROCEEDINGS

Settlement Agreement with Atlas Technology Group, LLC

On February 20, 2019, Inpixon, the Company and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement (the “Settlement Agreement”) in connection with the satisfaction of an arbitration award in an aggregate amount of $1,156,840.25 plus pre-judgment interest equal to an aggregate of $59,955.28 (the “Award”) granted to Atlas following arbitration proceedings arising out of an engagement agreement, dated September 8, 2016, by and between Atlas and Inpixon as well as its subsidiaries, including the predecessor to the Company (the “Engagement Agreement”).

Pursuant to the Settlement Agreement, Atlas agreed to (a) reduce the Award by $275,000 resulting in a net award of $941,795.53 (the “Net Award”) and (b) accept an aggregate of 749,440 shares of freely-tradable common stock of Inpixon (the “Settlement Shares”), in satisfaction of the Award, which was determined by dividing 120% of the Net Award by $1.508, which was the “minimum price,” as defined under Nasdaq Listing Rule 5635(d), of Inpixon’s common stock. The closing occurred on February 21, 2019.

Upon the issuance and delivery of the Settlement Shares to Atlas, the Award was deemed satisfied in full and the parties were deemed to have released each other from any claims arising out of the Engagement Agreement.

In connection with the Company’s Spin-off from Inpixon, the Company and Inpixon each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action arising from the Engagement Agreement would be shared by each party following the Spin-off. As a result, the Company is obligated to indemnify Inpixon for half of the total amount paid by Inpixon to satisfy the Award. The Company has recorded its obligation in its financial statements, in Accounts Payable, in the amount of $559,121 as of December 31, 2018.

In the event that the total net proceeds received by Atlas or its designees from the sale of the Settlement Shares (exclusive of brokerage fees) exceeds the amount of the Net Award, Atlas agreed to deliver an amount equal to the difference between the sale proceeds and the Net Award to the legal counsel for Inpixon and the Company to be applied against fees incurred in connection with the arbitration and the Settlement Agreement.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock were approved for trading and began trading on September 4, 2018 on the OTC Markets under the symbol “SYSX.” The following table sets forth the high and low closing bid information for our common stock for each quarterly period in the most recent fiscal year, as reported by the OTC Markets, since our common stock commenced public trading. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
Year Ended December 31, 2018:
Third Quarter	$0.05	$0.01
Fourth Quarter	$0.05	$0.01

Stockholders of Record

As of March 21, 2019, there were 195 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held through banks, brokers, other financial institutions and registered clearing agencies.

Dividend Policy

We have never declared nor paid any cash dividends to stockholders. We do not currently expect to pay dividends on our capital stock. The payment of any dividends in the future, and the timing and amount thereof, is within the discretion of our board of directors. The board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in any debt instrument, industry practice, legal requirements, regulatory constraints and other factors that the board deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if we began paying dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 11 of this report.

Performance Graph

Pursuant to the accompanying instructions, the information called for by Item 201(e) of Regulation S-K is not required.

Unregistered Sales of Equity Securities and Use of Proceeds

Except as previously reported in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K with the SEC during the year ended December 31, 2018, there were no unregistered sales of equity securities by us during the year ended December 31, 2018.

ITEM 6: SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide this information.

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout the Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors”.

Overview

We were incorporated in California on January 3, 1994 as Lilien Systems and were acquired by Inpixon on March 20, 2013. Effective January 1, 2016, Inpixon consummated a reorganization transaction pursuant to which certain Inpixon subsidiaries, including, AirPatrol Corporation and Shoom were merged with and into Lilien and Lilien changed its name to “Sysorex USA”; and all outstanding shares of capital stock of SGS were assigned to Lilien, pursuant to which SGS became a direct subsidiary of Lilien. Sysorex USA changed its name to Inpixon USA on March 1, 2017. On July 26, 2018, Inpixon USA merged into Sysorex, Inc., a wholly-owned subsidiary of Inpixon, for the purpose of changing its name and moving its state of formation from California to Nevada. Lilien significantly expanded Inpixon’s operations providing it with a big data analytics platform and enterprise infrastructure capabilities.

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

We are a provider of information technology solutions from multiple vendors, including hardware products, software, IT services, warranty and maintenance support, offered through our dedicated sales force, ecommerce channels, existing federal contracts and service team. Since our founding, we have served our customers by offering products and services from key industry vendors such as Aruba, Cisco, Dell, GETAC, Lenovo, Microsoft, Panasonic, Samsung, Symantec, VMware and others. We provide our customers with comprehensive solutions incorporating leading products and services across a variety of technology practices and platforms such as cyber, cloud, networking, security, and mobility. We utilize our professional services, consulting services and partners to develop and implement these solutions. Our sales and marketing efforts in collaboration with our vendor partners, allows us to reach multiple customer public sector segments including federal, state and local governments, as well as educational institutions.

Revenues from our business are typically driven by public sector delivery orders that are received on a monthly basis. During the year ended December 31, 2018, approximately 99% of our revenues were from these delivery orders. These delivery orders include information technology hardware, software, professional services, warranty and maintenance support, and highly integrated solutions that include two or more of the aforementioned items. The Company’s performance obligation is to work with customers to identify the computer maintenance and warranty services that best suit the customer’s needs and sell them those products and services however, the maintenance is provided to the customer by the manufacturer. For these contracts, the customer is invoiced one time and pays us upfront for the full term of the warranty and maintenance contract. Prior to January 1, 2018, when the new ASC 606 revenue recognition standards were applied, revenue from these contracts were determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. Since January 1, 2018, our revenues are diversified over hundreds of customers and typically, no one customer exceeds 15% of revenues; however, from time to time, a large order from a customer could put it temporarily above 15%. Management believes this diversification provides stability to our revenue streams.

We experience variability in our net sales and operating results on a quarterly basis as a result of many factors. We experience some seasonal trends in our sales of technology solutions to government and educational institutions. For example, the fiscal year-ends of U.S. public sector customers vary for those in the federal government space and those in the state and local government and educational institution (“SLED”) space. We generally see an increase in our second quarter sales related to customers in the U.S. SLED sector and in our third quarter sales related to customers in the federal government space as these customers close out their budgets for their fiscal year (June 30 and September 30, respectively). We may also experience variability in our gross profit and gross profit margin as a result of changes in the various vendor programs we participate in and its effect on the amount of vendor consideration we receive from a particular vendor or their authorized distributor/wholesaler, which may be impacted by a number of events outside of our control. As such, the results of interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

A substantial portion of our business is dependent on sales through existing federal contracts, known as Governmentwide Acquisition Contracts (“GWAC”). We have three key GWAC contracts, known in the industry as GSA Federal Supply Schedule IT 70, NASA SEWP V, and NIH CIO-CS. Maintaining current vendor offerings and pricing is critical to attaining sales.

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

Our current debt repayment to key vendors due to prior non-payment of invoices has affected our ability to receive the most favorable cost, terms, and delivery priority. General economic conditions also have an effect on our business and results of operations. For example, if the federal government fails to pass a budget or a continuing resolution before adopting an annual budget, our primary customers will not have the ability to make purchases off our existing contracts until such budget issue is resolved. If current tariffs and stipulation by the government to require the purchase of goods that are substantially made or assembled in America are enacted, this could severely affect our ability to source from vendors whom manufacture overseas. These factors affect sales of our products, sales cycles, adoption rates of new technologies and level of price competition. We continue to focus our efforts paying down our debt, cost controls, competitive pricing strategies, capturing new contracts, and driving higher margin service and solution sales. We also continue to make selective investments in our sales force personnel, service and solutions capabilities and internal information technology infrastructure and tools in an effort to meet vendor program requirements and to position us for enhanced productivity and future growth.

For the years ended December 31, 2018 and 2017, the Company incurred net losses of approximately $7.9 million and $16.9 million, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we continue to avail ourselves to the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, continued financing through our Related Party Note (as defined below) and other Short Term borrowings (as defined below), higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements. The Company will need additional funds to support its obligations for the next twelve months. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities.

Recent events

Related Party Note

On December 31, 2018, the Company issued a secured promissory note to Inpixon, its former parent (the “Related Party Note”), for up to an aggregate principal amount of $3,000,000 (the “Principal Amount”), including any amounts advanced through the date of the Related Party Note (the “Prior Advances”), to be borrowed and disbursed in increments (such borrowed amount, together with the Prior Advances, collectively referred to as the “Loan Amount”), with interest to accrue at a rate of ten percent (10%) per annum on all such Loan Amounts, beginning as of the date of disbursement with respect to any portion of such Loan Amount. In addition, the Company agreed to pay $20,000 to Inpixon to cover Inpixon’ legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Related Party Note (the “Transaction Expense Amount”), all of which amount is included in the Principal Amount. The initial Loan Amount, therefore, includes any amounts disbursed to the Company and the Transaction Expense Amount.

The Company may borrow repay and borrow under the Related Party Note, as needed, for a total outstanding balance, exclusive of any unpaid accrued interest, not to exceed the Principal Amount at any one time.

The proceeds received, interest and legal costs accrued in accordance with the Related Party Note for the year ended December 31, 2018 is $2,204,000.

On February 4, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $3,000,000 to $5,000,000. The maximum loan amount has been extended to the Company since the end of the period covered by this report.

Short Term Debt

On December 31, 2018, the Company issued a $625,000 principal face amount convertible promissory note (the “Convertible Note”) to an investor, which yielded net proceeds of $500,000 to the Company pursuant to a Securities Purchase Agreement dated as of December 31, 2018 by and between the Company and the investor. The Convertible Note bears interest at the rate of 10% per year and is due and payable 10 months after the date of issuance.

The agreement states that the Lender has the right to convert all or part of the outstanding balance into fully paid and non-assessable common stock. The conversion formula is as follows: The number of shares will equal the amount of the outstanding note balance being converted divided by $0.05 per share. The Company determined since the value of the underlying equity on the commitment date was $0.0229 per share, was less than the Lender Conversion Price $0.05, the Company determined there was no beneficial conversion feature.

The Lender Conversion Price is subject to certain adjustment such as down-round features whereby the agreement notes that if the Company were to sell, issue or grant any common stock, option to purchase common stock, right to reprice, preferred shares convertible into common stock, or debt, warrants, options or other securities which are convertible, exercisable, or exchangeable for shares of common stock at a price per share less than the Lender Conversion Price, then the Lender Conversion Price shall be reduced to equal the new lower price, subject to a floor of $0.01 per share. When and if there is an adjustment under the down-round provision, the Company will analyze the accounting treatment of the adjustment.

Redemptions may occur at any time after the 6-month anniversary of the date of issuance of the Convertible Note with a minimum redemption price equal to the Conversion Price. If the conversion rate is less than the market price, then the redemptions must be made in cash.

Critical Accounting Policies and Estimates

Our consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”). In connection with the preparation of our consolidated financial statements and related disclosures in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our accounting policies, estimates and assumptions and make adjustments when facts and circumstances dictate. In addition to the accounting policies that are more fully described in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K, we consider the critical accounting policies described below to be affected by accounting estimates. Our critical accounting policies that are affected by accounting estimates require us to use judgments, often as a result of the need to make estimates and assumptions regarding matters that are inherently uncertain, and actual results could differ materially from these estimates. Historically changes in management estimates have not been material.

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

The Company may provide integration of products from multiple vendors as a solution it sells to the customer. In this arrangement, the Company provides direct warranty to the customer with the Company’s own personnel as the customer requires warranty on the solution and not individual vendor products. This type of warranty is sold integral to the overall solution quoted to the customer. The Company considers these service-type warranties to be performance obligations of the principal from the underlying products that make up a solution and therefore is acting as a principal in the transaction and records revenue on a gross basis at the point of sale.

License and Maintenance Services Revenue Recognition

The Company provides a customized design and configuration solution for its customers and in this capacity resells hardware, software and other IT equipment license and maintenance services in exchange for fixed fees. The Company selects the vendors and sells the products and services, including maintenance services, that best fit the customer’s needs. For sales of maintenance services and warranties, the customer obtains control at the point in time that the services to be provided by a third-party vendor are purchased by the customer and therefore the Company’s performance obligation to provide the overall systems solution is satisfied at that time. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer-approved invoice.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2018 and 2017, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

Impairment of Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges for the years ended December 31, 2018 and 2017.

Recent Accounting Standards

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method, which was applied to all contracts at the date of initial application. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09, Revenue — Revenue from Contracts with Customers were as follows (in millions):

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in millions):

	For the Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Products(A)	2,664	8,438	(5,774)
Services	1,805	1,805	-

Cost and expenses
Cost of Revenues
Products(A)	1,070	5,966	(4,896)
Services	1,151	1,151	-

Gross Profit	2,248	3,126	(878)
Income/Loss from Operations	(7,056)	(7,934)	(878)
Net Income (Loss)	(7,901)	(8,779)	(878)

	As of December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Prepaid Licenses & Maintenance Contracts, current	—	—	—
Prepaid Licenses & Maintenance Contracts, non-current	—	2,264	(2,264)

Liabilities
Deferred Revenue, current	—	—	—
Deferred Revenue, non-current	—	2,636	(2,636)

Equity
Accumulated Deficit	(13,883)	(13,473)	410

(A)	Product revenues and cost of revenues include maintenance/licenses contracts that are sold by the company but performed by third parties.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the years ended December 31, 2018 and 2017.

The benefits to be derived from our acquired intangibles, will take additional financial resources to continue the development of our technology. Management believes our technology has significant long-term profit potential, and to date, management continues to allocate existing resources to develop products and services to seek returns on its investment. We continue to seek additional resources, through both capital raising efforts and meeting with industry experts, as part of our continued efforts. Although there can be no assurance that these efforts will be successful, we intend to allocate financial and personnel resources when deemed possible and/or necessary. If we choose to abandon these efforts, or if we determine that such funding is not available, the related development of our technology (resulting in our lack of ability to expand our business), may be subject to significant impairment.

As described previously, we continue to experience weakness in market conditions, a depressed stock price, and challenges in executing our business plans. The Company will continue to monitor these uncertainties in future periods, to determine the impact.

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2018 and 2017, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the years ended December 31, 2018 and 2017.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), we routinely evaluate the likelihood of the realization of income tax benefits and the recognition of deferred tax assets. In evaluating the need for any valuation allowance, we will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing our analyses, we consider both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, we considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2018, based upon certain economic conditions and historical losses through December 31, 2018. After consideration of these factors, we deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax filings that do not meet these recognition and measurement standards. As of December 31, 2018 and 2017, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of general and administrative expense. No interest or penalties were recorded during the years ended December 31, 2018 and 2017.

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

The Company’s allowance for doubtful accounts was approximately $65,000 as of December 31, 2018 and was nominal as of December 31, 2017.

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Discussion of Results of Operations for the Years ended December 31, 2018 and 2017

The following table sets forth selected combined carve-out financial data as a percentage of our revenue and the percentage of period-over-period change:

	Years ended
	December 31, 2018		December 31, 2017
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$2,664	60%	$33,392	81%	(92)%
Services Revenues	$1,805	47%	$7,806	19%	(77)%
Cost of revenues - Products	$1,070	28%	$28,310	69%	(96)%
Cost of revenues - Services	$1,151	30%	$4,770	12%	(76)%
Gross profit	$2,248	50%	$8,118	20%	(72)%
Operating expenses	$9,304	208%	$22,574	55%	(59)%
Loss from operations	$(7,056)	(158)%	$(14,456)	(35)%	(51)%
Net loss	$(7,901)	(177)%	$(16,914)	(41)%	(53)%

Net Revenues

Net revenues for the year ended December 31, 2018 were $4.5 million compared to $41.2 million for the prior year, a decrease of approximately 89%. The decrease in revenues of $36.7 million was primarily attributable to the on-going capital constraints and supplier credit challenges the Company faced throughout the year and a $5.8 million decrease in revenue resulting from the adoption of the new ASC 606 revenue recognition policy beginning in January 2018. Please see Going Concern and Management’s Plans discussions further in the MD&A section.

Cost of Revenues

Cost of revenues for the year ended December 31, 2018 was $2.2 million compared to $33.1 million for the prior year, a decrease of approximately 93%. The decrease in cost of revenues of $31 million is primarily attributable to lower sales resulting from the capital constraints and supplier credit limitations and a $4.9 million decrease in prepaid maintenance amortization due to the adoption of the new ASC 606 revenue recognition policy beginning in January 2018.

The gross profit margin for the year ended December 31, 2018 was 50% compared to 20% during the prior year. The increase in gross margin is primarily attributable due to the adoption of ASC606, principal versus agent, where certain maintenance and software contracts costs are netted against revenues and not recorded in cost of goods sold.

Operating Expenses

Operating expenses for the year ended December 31, 2018 were $9.3 million compared to $22.6 million for the prior year, a decrease of approximately 59%. This decrease of $13.3 million is primarily attributable to a decrease in 2018 compensation costs, occupancy costs and travel costs due to the downsizing of staff and office locations and an impairment charge for goodwill of $7.8 million in 2017.

Loss from Operations

Loss from operations for the year ended December 31, 2018 was $7.1 million compared to $14.5 million for the prior year, a decrease of approximately 51%. This decrease in loss of $6.1 million was primarily attributable to a decrease in gross profit of $5.9 million, a $7.8 million goodwill impairment charge in 2017 and decreases in operating expenses as described above.

Other Income/Expense

Net other income (expense) for the years ended December 31, 2018 and 2017 was $(845,000) and $(2.5 million), respectively. This decrease of $1.6 million was primarily attributable to the reduced interest charges and an extinguishment loss on debt modification in 2017 of $900,000.

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2018 and 2017. Deferred tax assets resulting from such losses are fully reserved as of December 31, 2018 and 2017 since, at present, we have no history of taxable income and it is more likely than not those such assets will not be realized.

Net Loss

Net loss for the year ended December 31, 2018 was $7.9 million compared to $16.9 million for the prior year, a decrease of approximately 53%. This decrease in net loss of $9 million was attributable to the changes discussed above.

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

Adjusted EBITDA for the year ended December 31, 2018 was a loss of $4.8 million compared to a loss of $4.9 million for the prior year period.

The following table presents a reconciliation of net loss attributable to stockholders, which is our GAAP operating performance measure, to Adjusted EBITDA for the year ended December 31, 2018 and 2017 (in thousands):

	For the Years Ended December 31,
	2018	2017
Net loss	$(7,901)	$(16,914)
Adjustments:
Non-recurring one-time charges:
Impairment of goodwill	-	7,805
Gain on earnout	(934)	(561)
Provision for doubtful accounts	276	21
Loss (Gain) on the settlement of obligations	276	(430)
Extinguishment loss for debt modification	-	869
Stock-based compensation - compensation and related benefits	-	150
Interest expense	855	1,937
Depreciation and amortization	2,655	2,264
Adjusted EBITDA	$(4,773)	$(4,859)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	we believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non-cash items including stock based compensation, amortization of intangibles, change in the fair value of shares to be issued, change in the fair value of derivative liability, impairment of goodwill and one time charges including gain/loss on the settlement of obligations, severance costs, provision for doubtful accounts, acquisition costs and the costs associated with the public offering;

●	we believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

●	we believe that the use of Adjusted EBITDA is helpful to compare our results to other companies.

Even though we believe Adjusted EBITDA is useful for investors, it does have limitations as an analytical tool. Thus, we strongly urge investors not to consider this metric in isolation or as a substitute for net income (loss) and the other consolidated of operations data prepared in accordance with GAAP. Some of these limitations include the fact that:

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

Revolving Credit Facility

On August 31, 2018, the Company and SGS (collectively, the “Borrowers”), entered in an agreement with Payplant Alternatives Funds LLC, pursuant to which Payplant may purchase from the Borrowers, in Payplant’s sole and absolute discretion, Eligible Receivables, as that term is defined in the agreement, in exchange for cash advances, subject to the terms and conditions in the agreement.

On September 21, 2018, the Company entered into the Payplant Loan and Security Agreement (the “Loan Agreement”) with Payplant LLC as agent for Payplant Alternatives Fund LLC (“Payplant”). Pursuant to the Loan Agreement and the terms set forth in the form of promissory note attached as Exhibit A to the Loan Agreement, (the “Note”), Payplant, in its sole and absolute discretion, may loan money to the Borrowers on the basis of purchase orders or invoices issued by the Borrowers to customers for goods and services provided. The term of any loan made to the Borrowers may not exceed 360 days. The principal amount of any loan will accrue interest at a 30-day rate of 2%, calculated per day. Upon the occurrence and during the continuance of an Event of Default, as defined in the Loan Agreement, interest will accrue at a rate equal to the interest rate plus 0.42% per 30 days. In no event will interest, when combined with all fees that may be characterized as interest, exceed the Maximum Rate, as defined in the Loan Agreement. All computations of interest will be made on the basis of a 360-day year. The Borrowers will have the right to prepay any loan upon the payment of a premium of at least 30 days of interest.

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

As of December 31, 2018, the principal amount outstanding under the Loan Agreement was $96,000 and is included in Short Term Debt in the consolidated financial statements.

Related Party Note

On December 31, 2018, the Company issued a $3,000,000 secured promissory note, (the “Related Party Note”) to its former parent, Inpixon. The Related Party Note bears interest at the rate of 10% per year and is due and payable on the notes’ maturity date, December 31, 2020. The proceeds received, interest and legal costs accrued in accordance with the agreement for the year ended is $2,204,000.

On February 4, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $3,000,000 to $5,000,000. The maximum loan amount has been extended to the Company since the end of the period covered by this report.

Short Term Debt

On December 31, 2018, the Company issued a $625,000 principal face amount convertible promissory note (the “Convertible Note”) to an investor, which yielded net proceeds of $500,000 to the Company pursuant to a Securities Purchase Agreement dated as of December 31, 2018 by and between the Company and the investor. The Convertible Note bears interest at the rate of 10% per year and is due and payable 10 months after the date of issuance.

The agreement states that the Lender has the right to convert all or part of the outstanding balance into fully paid and non-assessable common stock. The conversion formula is as follows: The number of shares will equal the amount of the outstanding note balance being converted divided by $0.05 per share. The Company determined since the value of the underlying equity on the commitment date was $0.0229 per share, was less than the Lender Conversion Price $0.05, the Company determined there was no beneficial conversion feature.

The Lender Conversion Price is subject to certain adjustment such as down-round features whereby the agreement notes that if the Company were to sell, issue or grant any common stock, option to purchase common stock, right to reprice, preferred shares convertible into common stock, or debt, warrants, options or other securities which are convertible, exercisable, or exchangeable for shares of common stock at a price per share less than the Lender Conversion Price, then the Lender Conversion Price shall be reduced to equal the new lower price, subject to a floor of $0.01 per share. When and if there is an adjustment under the down-round provision, the Company will analyze the accounting treatment of the adjustment.

Redemptions may occur at any time after the 6-month anniversary of the date of issuance of the Convertible Note with a minimum redemption price equal to the Conversion Price. If the conversion rate is less than the market price, then the redemptions must be made in cash.

Liquidity and Capital Resources as of December 31, 2018 Compared with December 31, 2017

The Company’s net cash flows used in operating, investing and financing activities for the year ended December 31, 2018 and 2017 and certain balances as of the end of those periods are as follows (in thousands):

	For the Years Ended December 31,
	2018	2017
Net (cash used in) provided by operating activities	$(16,576)	$5,452
Net cash used in investing activities	-	(80)
Net cash provided by (used in) financing activities	16,198	(6,288)

Net decrease in cash	$(16)	$(916)

	As of December 31, 2018	As of December 31, 2017
Cash and cash equivalents	$6	$22
Working capital (deficit)	$(14,956)	$(26,059)

Liquidity and Capital Resources as of December 31, 2018

Our capital resources and operating results as of and through December 31, 2018, consist of:

1)	an overall working capital deficit of $15 million;

2)	cash of $6,000;

3)	we entered into a new unlimited revolving credit facility of which $96,000 was received on December 31, 2018;

4)	net cash used in operating activities for the year of $16.6 million;

5)	net cash used in investing activities of 36,200; and

6)	net cash provided by financing activities for the year of $16.2 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash	$6	$-	$6
Accounts receivable, net / accounts payable	321	14,579	(14,258)
Other assets/other liabilities	74	182	(108)
Short-term debt	-	596	(596)
Total	$401	$15,357	$(14,956)

Accounts payable and accrued liabilities exceed the accounts receivable by $14.3 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, over the next twelve months. The Company plans to maintain its cost reductions in 2018 into 2019. It is expected that the necessary costs to achieve increased revenue will be incurred. The Company will continue to work with its key distributors and financing partners to address our credit limitation issues. The Company’s capital resources as of December 31, 2018, availability on the unlimited Payplant Facility to finance purchase orders and invoices, the Related Party Note with its ability to receive revolving amounts not to exceed $5 million at any time, and its short-term borrowings, may not be sufficient to fund planned operations during the year ending December 31, 2019. The Company will need to raise additional capital through the issuance of equity, equity-linked or debt securities. A further discussion below of liquidity and capital resources outlines the Company’s current resources.

Going Concern and Management’s Plans

As of December 31, 2018, the Company had a minimal cash balance and a working capital deficit of approximately $15 million. In addition, the Company has a stockholders’ deficit of approximately $14.1 million. For the years ended December 31, 2018 and 2017, the Company incurred net losses of approximately $7.9 million and $16.9 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company expects its capital resources as of December 31, 2018, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from financing from our Related Party Note and other Short Term borrowings, higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements may not be sufficient to fund planned operations during the year ending December 31, 2019. The Company will need additional funds to support its obligations for the next twelve months. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities. The Company realizes that our ability to increase revenue is to have more diverse sources of IT products and therefore the Company has focused on reducing its trade debt so that distributors and vendors will resume supply of IT products to us. The Company has made significant progress towards the paying down on existing trade debt liabilities. The Company started with $23,071,000 of trade debt as of January 1, 2018 and had a balance of $11,127,127 of trade debt as of December 31, 2018. This represents a reduction of 52% over the course of 12-months ending December 31, 2018.

The Company’s consolidated financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin, which without these represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s consolidated financial statements as of December 31, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

See the discussion above in the section titled “Loan and security Agreement” for information concerning this loan. As of December 31, 2018, the principal amount outstanding under the Loan Agreement was $96,000.

Liquidity and Capital Resources – Related Party Note

See the discussion above in the section titled “Loan and security Agreement” for information concerning this loan. As of December 31, 2018, the principal amount outstanding under the Loan Agreement was 2.2 million.

Liquidity and Capital Resources – Short Term Debt

See the discussion above in the section titled “Loan and security Agreement” for information concerning this loan. As of December 31, 2018, the principal amount outstanding under the Loan Agreement was 625,000.

Operating Activities for the year ended December 31, 2018

Net cash used in operating activities during the year ended December 31, 2018 was $16.6 million. Net cash provided by operating activities during the year ended December 31, 2017 was $5.5 million. The cash flows related to the year ended December 31, 2018 consisted of the following (in thousands):

Net loss	$(7,901)
Non-cash income and expenses	2,612
Net change in operating assets and liabilities	(11,287)
Net cash used in operating activities	$(16,576)

The non-cash income and expense of $2.6 million consisted primarily of the following (in thousands):

$2,655	Depreciation and amortization expenses (including amortization of intangibles)
276	Loss on settlement of liabilities
(934)	Gain on earnout
(54)	Accrued issuable equity
276	Provision for doubtful accounts
29	Loss on disposal of fixed assets
364	Other
$2,612	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $11.3 million and consisted primarily of the following (in thousands):

$1,445	Decrease in accounts receivable and other receivables
(15)	Increase in prepaid licenses and maintenance contracts
195	Decrease in inventory and other assets
(10,570)	Decrease in accounts payable
(2,524)	Decrease in accrued liabilities and other liabilities
182	Increase in deferred revenue
$(11,287)	Net use of cash in the changes in operating assets and liabilities

Operating Activities for the year ended December 31, 2017

Net cash flows provided by operating activities during the year ended December 31, 2017 was $7.8 million and consisted of the following (in thousands):

Net loss	$(16,914)
Non-cash income and expenses	10,843
Net change in operating assets and liabilities	11,523
Net cash provided by operating activities	$5,452

The non-cash income and expense of $10.8 million consisted primarily of the following (in thousands):

$2,264	Depreciation and amortization expenses (including amortization of intangibles) primarily attributable to the Lilien and Integrio operations, which were acquired effective March 1, 2013 and November 21, 2016, respectively
7,805	Impairment of goodwill
(430)	Gain on settlement of liabilities
150	Stock-based compensation expense attributable to warrants and options issued as part of Company operations
672	Amortization of debt discount
869	Extinguishment loss
21	Provision for doubtful accounts
(508)	Other
$10,843	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $11.5 million and consisted primarily of the following (in thousands):

$9,050	Decrease in accounts receivable and other receivables
11,588	Decrease in prepaid licenses and maintenance contracts
656	Decrease in inventory and other assets
2,376	Increase in accounts payable
534	Increase in accrued liabilities and other liabilities
(12,681)	Decrease in deferred revenue
$11,523	Net use of cash in the changes in operating assets and liabilities

Cash Flows from Investing Activities as of December 31, 2018 and 2017

There were no investing activities in 2018. Cash flows related to investing activities during the year ended December 31, 2017 include $80,000 for the purchase of property and equipment.

Cash Flows from Financing Activities as of December 31, 2018 and 2017

Net cash flows provided by financing activities during the year ended December 31, 2018 was $16.2 million. Net cash flows used in financing activities during the year ended December 31, 2017 was $6.3 million, which were attributable to net distributions to Inpixon. During the year ended December 31, 2018, the Company received incoming cash flows of $500,000 from the issuance of a convertible debt note, $2.2 million from a related party note, $96,000 from its Payplant facility respectively, and $13.4 million were attributable to net distributions from Inpixon.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, please see Note 2 to our financial statements, which are included in this report beginning on page F-1.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sysorex, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sysorex, Inc. and Subsidiary (the “Company”) as of December 21, 2018 and 2017, the related consolidated statements of operations, change in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2012.

New York, NY
March 28, 2019

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$6	$22
Accounts receivable, net	321	1,881
Notes and other receivables	9	170
Inventory	-	7
Prepaid licenses and maintenance contracts	15	4,638
Prepaid assets and other current assets	50	263

Total Current Assets	401	6,981

Prepaid licenses and maintenance contracts, non-current	-	2,264
Property and equipment, net	27	172
Intangible assets, net	2,572	5,113
Other assets	35	10

Total Assets	$3,035	$14,540

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except number of shares and par value data)

	December 31,
	2018	2017

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$13,976	$24,271
Accrued liabilities	603	3,215
Short Term debt, net of debt discount	596	-
Deferred revenue	182	5,554

Total Current Liabilities	15,357	33,040

Long Term Liabilities
Related party note payable	2,204	-
Deferred revenue, non-current	-	2,636
Acquisition liability - Integrio	62	997
Other liabilities	74	39

Total Liabilities	17,697	36,712

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.0001 per share, 500,000,000 shares authorized; 41,648,222 shares issued and 33,523,268 shares outstanding as of December 31, 2018	4	-
Treasury stock, at cost, 8,124,954 shares at December 31, 2018	(1)	-
Additional paid-in-capital	(11,542)	-
Accumulated Deficit	(3,123)	-
Parent’s net deficit	-	(22,172)
Total Stockholders’ Deficit	(14,662)	(22,172)

Total Liabilities and Stockholder’s Deficit	$3,035	$14,540

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended
	December 31,
	2018	2017
Revenues
Products	$2,664	$33,392
Services	1,805	7,806
Total Revenues	4,469	41,198

Cost of Revenues
Products	1,070	28,310
Services	1,151	4,770
Total Cost of Revenues	2,221	33,080

Gross Profit	2,248	8,118

Operating Expenses (Income)
Research and development	168	849
Sales and marketing	1,781	4,211
General and administrative	5,749	7,632
Impairment of goodwill	-	7,805
Gain on earnout	(934)	-
Amortization of intangibles	2,540	2,077

Total Operating Expenses, Net	9,304	22,574

Loss from Operations	(7,056)	(14,456)

Other Income (Expense)
Interest expense	(855)	(1,937)
Other income, net	10	348
Extinguishment loss on debt modification	-	(869)

Total Other Income (Expense)	(845)	(2,458)

Net Loss	$(7,901)	$(16,914)
Net Loss per share – basic and diluted	$(0.27)	$(0.60)
Weighted Average Shares Outstanding – basic and diluted	29,385,323	28,208,310

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

(in thousands, except per share data)

					Additional	Net
	Common Stock		Treasury Stock		Paid-In	Parent	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance - December 31, 2016	-	$-	-	$-	$-	$(662)	$-	$(662)
								-
Net loss						(16,914)		(16,914)
Net distributions from parent						(4,596)		(4,596)
Balance - December 31, 2017						(22,172)		(22,172)

Net loss for the period January 1, 2018 through August 31, 2018	-	-	-	-	-	(4,778)	-	(4,778)

Adoption of accounting standards	-	-	-	-	-	1,287	-	1,287

Net transfers from former Parent	-	-	-	-	-	14,059	-	14,059

Reclassification of net parent investment in connection with distribution	-	-	-	-	(11,604)	11,604	-	-

Common stock distributed in connection with spinoff	40,000,000	4	11,791,690	(1)	(3)	-	-	-

Shared issues for trademark	1,000,000	-	-	-	40	-	-	40

Shares reissued from Treasury related to exercise of former parent warrants			(3,666,736)
Shares issued for services	648,222	-			25			25
Net loss for the period September 1, 2018 through December 31, 2018	-	-	-	-	-	-	(3,123)	(3,123)

Balance - December 31, 2018	41,648,222	4	8,124,954	(1)	$(11,542)	$-	$(3,123)	$(14,662)

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Years Ended
	December 31,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(7,901)	$(16,914)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	115	187
Amortization of intangibles	2,540	2,077
Impairment of goodwill	-	7,805
Gain on earnout – Integrio acquisition	(934)	(561)
Loss on disposal of fixed assets	29	53
Loss (Gain) on the settlement of liabilities	276	(430)
Stock based compensation	65	150
Extinguishment loss on debt modification	-	869
Amortization of debt discount	299	672
Provision for doubtful accounts	276	21
Change in fair value of accrued issuable equity	(54)	-
Changes in operating assets and liabilities:
Accounts receivable	1,284	8,881
Other receivables	161	169
Inventories	7	193
Other current assets	213	395
Prepaid licenses & maintenance contracts	(15)	11,588
Other assets	(25)	68
Accounts payable	(10,570)	2,376
Accrued liabilities	(2,612)	653
Deferred revenue	182	(12,681)
Other liabilities	88	(119)
Total Adjustments	(8,675)	22,366
Net Cash Provided By (Used In) Operating Activities	(16,576)	5,452

Cash Flows From Investing Activities
Cash acquired in spin-off	362	-
Purchase of property and equipment	-	(80)
Net Cash Used in Investing Activities	362	(80)

Cash Flows From Financing Activities
Cash proceeds from related party note	3,244	-
Repayments to related party note	(1,040)	-
Cash proceeds from short term debt	520	-
Cash paid for short term debt transactional costs	(20)
Net cash proceeds from Payplant credit facility	96	-
Net distributions from (to) parent	13,398	(6,288)

Net Cash Provided By (Used In) Financing Activities	16,198	(6,288)
Net Decrease in Cash	(16)	(916)

Cash - beginning of period	22	938

Cash - end of period	$6	$22

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$784	$31
Income taxes	$6	$1

Non-cash investing and financing activities:
Adjustment to opening retained earnings for adoption of ASC 606	$1,287	$-
Net distributions from parent	$299	$1,691

Debt discount – original issue discount	$105	$-

Acquisition of Integrio Technologies:
Assumption of assets other than cash (property and equipment)	$-	$64
Assumption of assets other than cash - intangibles	$-	$4,858

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 1 — Description of Business, the Spin-Off and Going Concern and Management’s Plans

Description of Business

Sysorex, Inc., through its wholly-owned subsidiary, Sysorex Government Services, Inc., formerly known as (f/k/a) Inpixon Federal, Inc. (“SGS”), (unless otherwise stated or the context otherwise requires, the terms “SGS” “we,” “us,” “our” and the “Company” refer collectively to Sysorex, Inc. and SGS), provides information technology solutions primarily to the public sector. These solutions include cybersecurity, professional services, engineering support, IT consulting, enterprise level technology, networking, wireless, help desk, and custom IT solutions. The Company is headquartered in Virginia.

The Spin-Off

On August 31, 2018 (the “Distribution Date”), the Company became an independent company through the pro rata distribution by Inpixon of 100% of the outstanding common stock of Sysorex to Inpixon equity holders (the “Distribution”). Each Inpixon equity holder of record as of the close of business on August 21, 2018 received one share of the Company’s common stock for every three shares of Inpixon common stock held on the record date or such number of shares of common stock issuable upon complete conversion of Inpixon convertible preferred stock or exercise of certain participating warrants. Approximately 40 million shares of the Company’s common stock were distributed on the Distribution Date to Inpixon equity holders. In connection with the initial Distribution of its common stock, the Company has 11,791,690 shares of common stock reserved for issuance in treasury (a) to the holders of certain Inpixon warrants who will be entitled to receive shares of the Company’s common stock if the warrants are exercised, and (b) the holders of Inpixon securities that were subject to beneficial ownership limitations in connection with the distribution and for future issuances. The Company’s common stock began regular-way trading on the OTC Markets under the symbol “SYSX” on September 4, 2018.

Immediately prior to the Distribution, Inpixon transferred substantially all of the assets and liabilities and operations of Inpixon’s value added reseller business to the Company, which was completed on August 31, 2018 (the “Capitalization”). The Company’s consolidated financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from Inpixon’s consolidated financial statements and accounting records. The consolidated financial statements included herein reflect the Company’s financial position, results of operations, and cash flows as the Company’s business was operated as part of Inpixon’s prior to the Capitalization. Following the Capitalization, the consolidated financial statements include the accounts of the Company and SGS. All periods presented have been accounted for in conformity with the accounting principles that are generally accepted in the United States of America (“GAAP”).

Going Concern and Management’s Plans

As of December 31, 2018, the Company had a minimal cash balance and a working capital deficit of approximately $15.0 million. In addition, the Company has a stockholders’ deficit of approximately $14.7 million. For the years ended December 31, 2018 and 2017, the Company incurred net losses of approximately $7.9 million and $16.9 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company does not believe that its capital resources as of December 31, 2018, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from financing from our related party note (as defined in Note 9 below) and other short-term borrowings, higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the year ending December 31, 2019. As a result, the Company will need additional funds to support its obligations for the next twelve months. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities. The Company’s consolidated financial statements as of December 31, 2018 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin, which without these represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s consolidated financial statements as of December 31, 2018 do not include any adjustments that might result from the outcome of this uncertainty.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 — Basis of Presentation and Significant Accounting Policies

The consolidated financial statements have been prepared using the accounting records of Sysorex and SGS. All material inter-company balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the allowance for doubtful accounts;
●	the valuation allowance for the deferred tax asset; and
●	the impairment of long-lived assets.

Revenue Recognition

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2016-08, “Revenue from Contracts with Customers — Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) — Identifying Performance Obligations and Licensing” and in May 9, 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)”, or ASU 2016-12. This update provides clarifying guidance regarding the application of ASU No. 2014-09 — Revenue from Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. In July 2015, the FASB deferred the effective date of ASU 2014-09 until annual and interim periods beginning on or after December 15, 2017. It has replaced most existing revenue recognition guidance under GAAP. The ASU may be applied retrospectively to historical periods presented or as a cumulative-effect adjustment as of the date of adoption. The Company has adopted Topic 606 using a modified retrospective approach and will be applied prospectively in the financial statements from January 1, 2018 forward. Revenues under Topic 606 are required to be recognized either at a “point in time” or “over time”, depending on the facts and circumstances of the arrangement, and will be evaluated using a five-step model. The adoption of Topic 606 did have a material impact on our financial statements.

Hardware and Software Revenue Recognition

The Company is a primary resale channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers and wholesale distributors.

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of consideration is probable. The Company evaluates the following indicators amongst others when determining whether it is acting as a principal in the transaction and recording revenue on a gross basis: (i) the Company is primarily responsible for fulfilling the promise to provide the specified product or service, (ii) the Company has inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) the Company has discretion in establishing the price for the specified good or service. If the terms of a transaction do not indicate the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and the associated revenues are recognized on a net basis.

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

The Company leverages drop-shipment arrangements with many of its vendors and suppliers to deliver products to its customers without having to physically hold the inventory at its warehouse. The Company is the principal in the transaction and recognizes revenue for drop-shipment arrangements on a gross basis.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 — Summary of Significant Accounting Policies (continued)

The Company may provide integration of products from multiple vendors as a solution it sells to the customer. In this arrangement, the Company provides direct warranty to the customer with the Company’s own personnel as the customer requires warranty on the solution and not individual vendor products. This type of warranty is sold integral to the overall solution quoted to the customer. The Company considers these service-type warranties to be performance obligations of the principal from the underlying products that make up a solution and therefore is acting as a principal in the transaction and records revenue on a gross basis at the point of sale.

License and Maintenance Services Revenue Recognition

The Company provides a customized design and configuration solution for its customers and in this capacity resells hardware, software and other IT equipment license and maintenance services in exchange for fixed fees. The Company selects the vendors and sells the products and services, including maintenance services, that best fit the customer’s needs. For sales of maintenance services and warranties, the customer obtains control at the point in time that the services to be provided by a third-party vendor are purchased by the customer and therefore the Company’s performance obligation to provide the overall systems solution is satisfied at that time. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer-approved invoice.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2018 and 2017, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

Impairment of Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives and reviews them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of its long-lived assets, including its intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges for the years ended December 31, 2018 and 2017.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 — Summary of Significant Accounting Policies (continued)

Recent Accounting Standards

The Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method, which was applied to all contracts at the date of initial application. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The cumulative effect of the changes made to our consolidated opening January 1, 2018 balance sheet for the adoption of ASU 2014-09, Revenue — Revenue from Contracts with Customers were as follows (in millions):

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

In accordance with the new revenue standard requirements, the disclosure of the impact of adoption on our consolidated income statement and balance sheet was as follows (in millions):

	For the Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Revenues
Products(A)	2,664	8,438	(5,774)
Services	1,805	1,805	-

Cost and expenses
Cost of Revenues
Products(A)	1,070	5,966	(4,896)
Services	1,151	1,151	-

Gross Profit	2,248	3,126	(878)
Income/Loss from Operations	(7,056)	(7,934)	(878)
Net Income (Loss)	(7,901)	(8,779)	(878)

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 — Summary of Significant Accounting Policies (continued)

Recent Accounting Standards

	As of December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Prepaid Licenses & Maintenance Contracts, current	—	—	—
Prepaid Licenses & Maintenance Contracts, non-Current	—	2,264	(2,264)

Liabilities
Deferred Revenue, current	—	—	—
Deferred Revenue, non-current	—	2,636	(2,636)

Equity
Accumulated Deficit	(13,883)	(13,473)	410

(A)	Product revenues and cost of revenues include maintenance/licenses contracts that are sold by the company but performed by third parties.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815) - Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share (“EPS”) reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in any interim period. The Company adopted ASU 2017-11 effective October 1, 2018 and its adoption of did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As an emerging growth company, the Company expects to delay adoption of ASU 2016-02 until January 1, 2020. ASU 2016-02 is not expected to have a material impact on the financial statements or disclosures.

Emerging Growth Company

Sysorex is an “emerging growth company” as defined in the JOBS Act. As such, Sysorex will be eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), for complying with new or revised accounting standards, meaning that Sysorex, as an emerging growth company, can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Sysorex has elected to take advantage of this extended transition period, and therefore our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards.

Accounts Receivable, net

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for doubtful accounts was approximately $65,000 as of December 31, 2018 and was nominal as of December 31, 2017.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 — Summary of Significant Accounting Policies (continued)

Property and Equipment, net

Property and equipment are recorded at cost less accumulated depreciation and amortization. The Company depreciates its property and equipment for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the lesser of the useful life of the asset, or the initial lease term. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures, which extend the economic life, are capitalized. When assets are retired, or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized.

Intangible Assets

Intangible assets primarily consist of customer relationships, supplier relationships and trade name/trademarks. They are amortized ratably over their deemed useful life of one to seven years. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2018 and 2017.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited.

Pursuant to ASC Paragraph 360-10-35-21 the Company’s long-lived asset (asset group) is tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company considers the following to be some examples of such events or changes in circumstances that may trigger an impairment review: (a) significant decrease in the market price of a long-lived asset (asset group); (b) A significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition; (c) A significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator; (d) An accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group); (e) A current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and (f) A current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

Pursuant to ASC Paragraphs 360-10-35-29 through 35-36 Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall include only the future cash flows (cash inflows less associated cash outflows) that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset (asset group). Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall incorporate the entity’s own assumptions about its use of the asset (asset group) and shall consider all available evidence. The assumptions used in developing those estimates shall be reasonable in relation to the assumptions used in developing other information used by the entity for comparable periods, such as internal budgets and projections, accruals related to incentive compensation plans, or information communicated to others. However, if alternative courses of action to recover the carrying amount of a long-lived asset (asset group) are under consideration or if a range is estimated for the amount of possible future cash flows associated with the likely course of action, the likelihood of those possible outcomes shall be considered. A probability-weighted approach may be useful in considering the likelihood of those possible outcomes. Estimates of future cash flows used to test the recoverability of a long-lived asset (asset group) shall be made for the remaining useful life of the asset (asset group) to the entity. For long-lived assets (asset groups) that have uncertainties both in timing and amount, an expected present value technique will often be the appropriate technique with which to estimate fair value.

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses. Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2018 and 2017.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 2 — Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred as part of cost of revenues. These costs were deemed to be nominal for the years ended December 31, 2018 and 2017.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were deemed to be nominal for the years ended December 31, 2018 and 2017.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Accordingly, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized in income or expense in the period that the change is effective. Income tax benefits are recognized when it is probable that the deduction will be sustained. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will either expire before the Company is able to realize the benefit, or that future deductibility is uncertain.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the financial statements to determine if any of those events and/or transactions require adjustment to or disclosure in the financial statements.

Note 3 — Property and Equipment, net

Property and equipment at December 31, 2018 and 2017 consisted of the following (in thousands of dollars):

	As of December 31,
	2018	2017
Computer and office equipment	$39	$868
Furniture and fixtures	109	169
Software	12	12
Total	160	1,049
Less: accumulated depreciation and amortization	(133)	(877)

Total Property and Equipment, Net	$27	$172

Depreciation and amortization expense were $115,000 and $187,000 for the years ended December 31, 2018 and 2017, respectively.

Note 4 — Intangible Assets

Intangible assets at December 31, 2018 and 2017 consisted of the following (in thousands of dollars):

	Gross Carrying Amount December 31,		Accumulated Amortization December 31,
	2018	2017	2018	2017
Trade Name/Trademarks	$3,250	$3,250	$(2,863)	$(2,243)
Customer Relationships	4,003	4,003	(2,523)	(1,804)
Supplier Relationships	2,985	2,985	(2,280)	(1,078)
Totals	$10,238	$10,238	$(7,666)	$(5,125)

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 4 — Intangible Assets (continued)

Aggregate amortization expense for the years ended December 31, 2018 and 2017 was $2.5 million and $2.1 million, respectively.

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands of dollars):

Years Ending December 31,	Amount
2019	$1,659
2020	313
2021	313
2022	287

Total	$2,572

Note 5 — Goodwill

The Company has recorded goodwill and other indefinite-lived assets in connection with its acquisitions. Goodwill, which represents the excess of acquisition cost over the fair value of the net tangible and intangible assets of the acquired company, is not amortized. Indefinite-lived intangible assets are stated at fair value as of the date acquired in a business combination. The Company’s goodwill balance and other assets with indefinite lives were evaluated for potential impairment during the third quarter of September 30, 2017, as certain indications on a qualitative and quantitative basis were identified, that an impairment existed as of the reporting date.

During the year ended December 31, 2017, the Company recognized a $7.8 million impairment charge. The impairment charge was primarily precipitated by the continued decline in Parent’s stock price during the year ended December 31, 2017, accumulated losses and the lack of required working capital to fund our operations.

Note 6 — Deferred Revenue

Deferred revenue as of December 31, 2018 and 2017 consisted of the following (in thousands of dollars):

	As of December 31,
	2018	2017
Deferred Revenue, Current
Maintenance agreements	$89	$5,554
Service and other agreements	93	-
Total Deferred Revenue, Current	182	5,554

Deferred Revenue, Non-Current
Maintenance agreements	-	2,636

Total Deferred Revenue	$182	$8,190

As stated in Note 2 – Recent Accounting Standards, the Company adopted ASC 606 effective January 1, 2018 using the modified retrospective method, which was applied to all contracts at the date of initial application. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The adjustment to opening retained earnings for adoption of ASC 606 was $1,287.

The fair value of the deferred revenue approximates the services to be rendered. The tax impact of the adoption was a decrease to the deferred tax asset and a corresponding increase to the valuation allowance. This is included in Other Liabilities of the Balance Sheet.

Note 7 — Accrued Issuable Equity – Other Liabilities

In connection with the Distribution of its common stock, the Company has reserved in treasury 3,194,120 shares of common stock for eventual issuance to certain holders of Inpixon securities that are currently subject to beneficial ownership limitations in connection with the Distribution. On August 31, 2018, the Company recorded approximately $128,000 of accrued issuable equity in connection with these share issuance obligations. During the year ended December 31, 2018, the Company has recorded a gain on change in fair value of accrued issuable equity of approximately $54,000, which was charged to the statement of operations. This is included in Other Income, Net.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 8 — Income Taxes

The income tax provision (benefit) for the years ended December 31, 2018 and 2017 consists of the following (in thousands of dollars):

	2018	2017

U.S. federal
Current	$-	$-
Deferred	3,515	1,652
State and Local
Current	10	4
Deferred	1,803	(717)
	5,328	939
Change in valuation allowance	(5,328)	(939)

Income tax provision (benefit)	$-	$-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017
U.S. federal statutory rate	21.0%	34.0%
State income taxes, net of federal benefit	(7.4)	2.7
Impairment of goodwill	-	(9.1)
Incentive stock options	-	(0.3)
Federal and state rate change and other	(7.1)	(31.8)
Other permanent items	(0.8)	(1.0)
Change in valuation allowance	(5.8)	5.5
Effective rate	(0.0)%	0.0%

As of December 31, 2018 and 2017, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following (in thousands of dollars):

	As of December 31,
	2018	2017
Deferred Tax Assets
Net operating loss carryovers	$488	$8,070
Deferred revenue	-	1,448
Fixed assets	-	6
Accrued compensation	18	67
Reserves	201	229
Intangible assets	4,173	557
Other	201	18

Total deferred tax assets	5,081	10,395
Less: valuation allowance	(5,081)	(10,395)

Deferred tax assets, net of valuation allowance	$0	$0

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 8 — Income Taxes (continued)

In accordance with applicable U.S. tax laws, the Spin Off as described in Note 1 was determined to result in a taxable gain to Inpixon. It is expected that Inpixon will make an election pursuant to the Internal Revenue Code Section 336(e) to treat the Distribution as a sale of assets. Accordingly, the tax effects of the changes in the tax basis of assets and liabilities, as offset by a valuation allowance, have been recognized in equity.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the “Act”) tax reform legislation. This legislation made significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryovers and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from 34% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a provision of $5.4 million to income tax expense and a corresponding reduction in the deferred tax asset, which was offset by an equivalent adjustment to the valuation allowance. The other provisions of the Tax Cuts and Jobs Act did not have a material impact on the consolidated financial statements.

The Company completed its analysis of the Act and did not identify any revisions within the measurement period guidance outlined in Staff Accounting Bulletin “SAB 118”. We will continue to assess our provision for income taxes as future guidance is issued, but do not currently anticipate significant revisions will be necessary.

As of December 31, 2018 and 2017, the Company had approximately $2.3 million and $32.3 million, respectively, of U.S. federal and state net operating loss (“NOL”) carryovers available to offset future taxable income. NOL’s generated prior to the Distribution were charged off to equity. The NOL’s generated in 2018 do not expire and have an indefinite life.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers, whether it is “more likely than not”, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2018 and 2017. As of December 31, 2018 and 2017, the change in valuation allowance was $1.2 million and $(0.9) million, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to file federal and state income tax returns. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of general and administrative expense, respectively.  There were no amounts accrued for interest or penalties for the years ended December 31, 2018 and 2017.  Management does not expect any material changes in its unrecognized tax benefits in the next year.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 8 — Income Taxes (continued)

The Company operates in multiple tax jurisdictions and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2018. Currently, the Company is not subject to any examinations.

Note 9 — Related Party Note

On December 31, 2018, the Company entered into a note purchase agreement with Inpixon (the “Note Purchase Agreement”) pursuant to which Inpixon, the Company’s former parent, agreed to purchase from the Company at a purchase price equal to the Loan Amount (as defined below), a secured promissory note (the “Related Party Note”) for up to an aggregate principal amount of 3,000,000.00 (the “Principal Amount”), including any amounts advanced through the date of the Related Party Note (the “Prior Advances”), to be borrowed and disbursed in increments (such borrowed amount, together with the Prior Advances, collectively referred to as the “Loan Amount”), with interest to accrue at a rate of ten percent (10%) per annum on all such Loan Amounts, beginning as of the date of disbursement with respect to any portion of such Loan Amount. In addition, the Company agreed to pay $20,000 to Inpixon to cover Inpixon’ legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Related Party Note (the “Transaction Expense Amount”), all of which amount is included in the Principal Amount. The initial Loan Amount, therefore, includes any amounts disbursed to the Company and the Transaction Expense Amount.

The Company may borrow under the Related Party Note, as needed, for a total outstanding balance, exclusive of any unpaid accrued interest, not to exceed the Principal Amount at any one time.

All sums advanced by Inpixon to the maturity date pursuant to the terms of the Note Purchase Agreement will become part of the aggregate Loan Amount underlying the Related Party Note. All outstanding principal amounts and accrued unpaid interest owing under the Related Party Note shall become immediately due and payable on the earlier to occur of (i) December 31, 2020 (the “Maturity Date”), (ii) at such date when declared due and payable by Inpixon upon the occurrence of an Event of Default (as defined in the Related Party Note), or (iii) at any such earlier date as set forth in the Related Party Note. All accrued unpaid interest shall be payable in cash.

Pursuant to the terms of the Related Party Note, the Company granted Inpixon, subject to any and all Payplant Liens (as defined in the Related Party Note) and Permitted Liens (as defined in the Related Party Note), a continuing first priority security interest in all assets of the Company whether owned as of the date of the Related Party Note or subsequently acquired, including all proceeds therefrom (collectively, the “Collateral”) to secure the payment of the Related Party Note and all other loans and advances (including all renewals, modifications and extensions thereof) and all obligations of any and every kind and nature of the Company to Inpixon, whether arising prior to, under or after the Related Party Note, however incurred or evidenced, plus all interest, reasonable costs, reasonable expenses and reasonable attorneys’ fees, which may be made or incurred by Inpixon in the disbursement, administration, and collection of such amounts, and in the protection, maintenance, and liquidation of the Collateral.

The proceeds received, interest and legal costs accrued in accordance with the Related Party Note for the year ended December 31, 2018 is $2,204,000.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 10 — Short Term Debt

Short Term Debt as of December 31, 2018 and 2017 consisted of the following (in thousands):

	As of December 31,
	2018	2017
Short-Term Debt
Chicago Venture Convertible Note payable (A)	$500	$–
Revolving Credit Facility (B)	96	–
Total Short-Term Debt	$596	$–

(A) Chicago Venture Convertible Note Payable

On December 31, 2018, the Company issued a $625,000 principal face amount convertible promissory note (the “Convertible Note”) to an investor, which yielded net proceeds of $500,000 to the Company pursuant to a Securities Purchase Agreement, dated as of December 31, 2018, by and between the Company and the investor. The Convertible Note bears interest at the rate of 10% per year and is due and payable 10 months after the date of issuance. The Convertible Note carries an original issue discount of $105,000 and the Company agrees to pay $20,000 to the Lender to cover its transaction costs incurred with the purchase and sale of the Convertible Note.

The agreement states that the Lender has the right to convert all or part of the outstanding balance into fully paid and non-assessable common stock. The conversion formula is as follows: The number of shares will equal the amount of the outstanding note balance being converted divided by $0.05 per share. The Company determined since the value of the underlying equity on the commitment date was $0.0229 per share, was less than the Lender Conversion Price $0.05, the Company determined there was no beneficial conversion feature.

The Lender Conversion Price is subject to certain adjustment such as down-round features whereby the agreement notes that if the Company were to sell, issue or grant any common stock, option to purchase common stock, right to reprice, preferred shares convertible into common stock, or debt, warrants, options or other securities which are convertible, exercisable, or exchangeable for shares of common stock at a price per share less than the Lender Conversion Price, then the Lender Conversion Price shall be reduced to equal the new lower price, subject to a floor of $0.01 per share. When and if there is an adjustment under the down-round provision, the Company will analyze the accounting treatment of the adjustment.

Redemptions may occur at any time after the 6-month anniversary of the date of issuance of the Convertible Note with a minimum redemption price equal to the Conversion Price. If the conversion rate is less than the market price, then the redemptions must be made in cash.

(B) Revolving Credit Facility

On August 31, 2018, the Company entered in an agreement with Payplant Alternatives Funds LLC, pursuant to which Payplant may purchase from the Borrowers, in Payplant’s sole and absolute discretion, Eligible Receivables, as that term is defined in the agreement, in exchange for cash advances, subject to the terms and conditions in the agreement.

On September 21, 2018, the Company entered into the Payplant Loan and Security Agreement (the “Loan Agreement”) with Payplant LLC as agent for Payplant Alternatives Fund LLC (“Payplant”). Pursuant to the Loan Agreement and the terms set forth in the form of promissory note attached as Exhibit A to the Loan Agreement, (the “Note”), Payplant, in its sole and absolute discretion, may loan money to the Borrowers on the basis of purchase orders or invoices issued by the Borrowers to customers for goods and services provided. The term of any loan made to the Borrowers may not exceed 360 days. The principal amount of any loan will accrue interest at a 30-day rate of 2%, calculated per day. Upon the occurrence and during the continuance of an Event of Default, as defined in the Loan Agreement, interest will accrue at a rate equal to the interest rate plus 0.42% per 30 days. In no event will interest, when combined with all fees that may be characterized as interest, exceed the Maximum Rate, as defined in the Loan Agreement. All computations of interest will be made on the basis of a 360-day year. The Borrowers will have the right to prepay any loan upon the payment of a premium of at least 30 days of interest.

As security for the repayment of any loans and the performance of the Borrowers’ Obligations, as defined in the Loan Agreement, the Borrowers granted to Payplant a security interest in the Collateral, as defined in the Loan Agreement.

As of December 31, 2018, the principal amount outstanding under the Loan Agreement was $96,000 and is included in Short Term Debt in the consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 11 — Credit Risk and Concentrations

Financial instruments that subject the Company to credit risk consist principally of trade accounts receivable and cash and cash equivalents. The Company performs certain credit evaluation procedures and does not require collateral for financial instruments subject to credit risk. The Company believes that credit risk is limited because the Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk of its customers, establishes an allowance for uncollectible accounts and, consequently, believes that its accounts receivable credit risk exposure beyond such allowances is limited.

The Company maintains cash deposits with financial institutions, which, from time to time, may exceed federally insured limits. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash.

The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the years ended December 31, 2018 and 2017 (in thousands of dollars):

	For the Years Ended December 31
	2018		2017
	$	%	$	%
Customer A	2,005	38%	-	-
Customer B	633	12%	-	-
Customer C	523	10%	-	-
Customer D	-	-	4,603	11%

As of December 31, 2018, Customer A represented approximately 27%, of total accounts receivable. As of December 31, 2017, the Company did not have any concentrations of accounts receivable.

For the year ended December 31, 2018, two vendors represented approximately 20% and 11% of total purchases. Purchases from these vendors during the year ended December 31, 2018 were $440,000 and $257,000.  For the year ended December 31, 2017, two vendors represented approximately 28% and 16% of total purchases. Purchases from these vendors during the year ended December 31, 2017 were $6.5 million and $3.8 million.

As of December 31, 2018, three vendors represented approximately 40%, 15% and 12% of total gross accounts payable As of December 31, 2017, two vendors represented approximately 30% and 15% of total gross accounts payable.

Note 12 — Commitments and Contingencies

Operating Leases

Our principal executive offices were located at 2355 Dulles Corner Blvd., Suite 600, Herndon, Virginia 20171. We leased these premises, which consisted of approximately 11,000 square feet, pursuant to a 29-month lease that expired on September 30, 2018. Our gross monthly rent was approximately $30,000 through December 31, 2018.

On October 1, 2018, the Company’s principal executive offices moved to 13880 Dulles Corner Lane, Suite 175, Herndon, Virginia 20171. We lease these premises, which consists of approximately 5,800 square feet, pursuant to a lease that expires on November 30, 2021. Provided that there is no event of default under this lease, rent will be abated for the last 8 calendar months of the term prior to the expiration date. The total amount of rent expense under the leases is recognized on a straight-line basis over the term of the leases. As of December31, 2018 and 2017, prepaid rent was $5,300 and $0, respectively. Rent expense under the operating leases for the years ended December 31, 2018 and 2017 was $288,000 and $794,000, respectively.

Future minimum lease payments under the above operating lease commitments at December 31, 2018 are as follows (in thousands of dollars):

For the Years Ending December 31,	Operating Lease Amounts
2019	$117
2020	122
2021	31
Total	$270

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 12 — Commitments and Contingencies (continued)

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

On August 10, 2017, Embarcadero Technologies, Inc. (“Embarcadero”) and Idera, Inc. (“Idera”) filed a complaint in the U.S. Federal District Court for the Western District of Texas against SGS and Integrio for failure to pay for purchased software and services pursuant to certain reseller agreements. The complaint alleges that SGS entered into an agreement with Integrio to acquire certain assets and assume certain liabilities of Integrio and are therefore responsible for any amounts due. In the complaint, Embarcadero and Idera demand that SGS and Integrio pay $1,100,000.00 in damages. On April 26, 2018, the parties filed a stipulation of dismissal to dismiss this case with prejudice following entry into a settlement agreement pursuant to which the Company agreed to satisfy the outstanding payables. On April 28, 2018, the court rendered the final judgment to approve this stipulation. The liability has been accrued and is included as a component of accounts payable.

On August 11, 2017, Micro Focus (US) Inc. (“Micro Focus”) filed a complaint in the Circuit Court of Fairfax County, Virginia against SGS for failure to pay a debt settlement entered into on March 13, 2017 for a principal amount of approximately $246,000 plus accrued interest. The complaint demands full payment of the principal amount of approximately $246,000 plus accrued interest. On October 31, 2017, Micro Focus filed a motion for summary judgment against SGS. The Company consented to the court entering summary judgment in favor of Micro Focus in the amount of approximately $246,000, with interest accruing at 10% per annum from June 13, 2017 until payment is completed. On April 19, 2018, the Company signed a settlement agreement with Microfocus for $200,000, which has been paid as of the date of this filing.

On March 1, 2017, VersionOne, Inc. filed a complaint in the United States District Court, Eastern District of Virginia, against Inpixon, Sysorex, and SGS (collectively, “Defendants”). The complaint alleges that VersionOne provided services to Integrio having a value of approximately $486,000, that in settlement of this amount Integrio and VersionOne entered into an agreement, whereby Integrio agreed to pay, and VersionOne agreed to accept as full payment, approximately $243,000 (the “Settlement Amount”), and that as a result of the Defendants’ acquisition of the assets of Integrio, Defendants assumed the Settlement Amount but failed to pay amounts owed to VersionOne.  The complaint also alleges that, subsequent to closing of the acquisition, VersionOne provided additional services to Defendants having a value of approximately $145,000, for which it has not been paid. VersionOne alleges that, Defendants have an obligation to pay both the Settlement Amount and the cost of the additional services. On Dec. 8, 2017, the court entered judgment against Inpixon, SGS, and Sysorex, jointly and severally, in the amount of approximately $334,000. The liability of $29,223 has been accrued and is included as a component of accounts payable as of December 31, 2018 in the consolidated balance sheets.

On September 5, 2017, Dell Marketing threatened legal action against Sysorex and demanded approximately $1.8 million for payment of unpaid invoices. On or about January 29, 2018 the parties executed a settlement agreement resolving the matter. No court action was filed. The liability of $927,171 has been accrued and is included as a component of accounts payable as of December 31, 2018 in the consolidated balance sheets.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 12 — Commitments and Contingencies (continued)

On December 28, 2017, Virtual Imaging, Inc. (“Virtual Imaging”) filed a complaint in the United States District Court, Eastern District of Virginia, against Sysorex and SGS (collectively, the “Defendants”). The complaint alleges that Virtual Imaging provided products to the Defendants having an aggregate value of approximately $3,938,000, of which approximately $3,688,000 remains outstanding and overdue. Virtual Imaging has demanded compensation for the unpaid amount of approximately $3,688,000. The parties have settled this matter and agreed to a settlement payment schedule. The liability of $1,988,390 has been accrued and is included as a component of accounts payable as of December 31, 2018 in the consolidated balance sheets.

On January 2, 2018, VMS, Inc. sent a demand letter claiming Sysorex owes approximately $1.2 million in unpaid invoices. The parties have settled this matter and agreed to a settlement payment schedule. The liability of $902,255 has been accrued and is included as a component of accounts payable as of December 31, 2018 in the consolidated balance sheets.

On January 22, 2018, Deque Systems, Inc. (“Deque”) filed a motion for entry of default judgment (the “Motion”) against SGS in the Circuit Court of Fairfax County, Virginia. The Motion alleges that SGS failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000 plus $20,000 in legal fees. On August 10, 2018, the Company and Deque entered into a settlement agreement and the Company is repaying the debt in monthly installments. The liability of $280,000 has been accrued and is included as a component of accounts payable as of December 31, 2018 in the consolidated balance sheets.

On February 16, 2018, the Versata Companies submitted a notice of mediation to the WIPO Arbitration and Mediation Center claiming that SGS owes approximately $421,000 in unpaid invoices and late fees. Approximately $176,000 of that amount is under dispute by SGS. The parties are currently negotiating a settlement agreement and payment plan to pay the outstanding liability. The liability of $46,994 has been accrued and is included as a component of accounts payable as of December 31, 2018 in the consolidated balance sheets.

On April 6, 2018, AVT Technology Solutions, LLC, filed a complaint in the United States District Court Middle District of Florida Tamp Division against Inpixon and Sysorex alleging breach of contract, breach of corporate guaranty and unjust enrichment in connection with non-payment for goods received and requesting a judgment in an amount of not less than $9,152,698. On August 15, 2018, the Company entered into a settlement agreement with AVT and is making payments based on the settlement schedule for repayment. The liability of $5,012,703 has been accrued and is included as a component of accounts payable as of December 31, 2018 in the consolidated balance sheets.

On February 20, 2019, Inpixon, the Company and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement (the “Settlement Agreement”) in connection with the satisfaction of an arbitration award in an aggregate amount of $1,156,840 plus pre-judgment interest equal to an aggregate of $59,955 (the “Award”) granted to Atlas following arbitration proceedings arising out of an engagement agreement, dated September 8, 2016, by and between Atlas and Inpixon as well as its subsidiaries, including the predecessor to the Company (the “Engagement Agreement”).

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 12 — Commitments and Contingencies (continued)

Pursuant to the Settlement Agreement, Atlas agreed to (a) reduce the Award by $275,000 resulting in a net award of $941,795.53 (the “Net Award”) and (b) accept an aggregate of 749,440 shares of freely-tradable common stock of Inpixon (the “Settlement Shares”), in satisfaction of the Award, which was determined by dividing 120% of the Net Award by $1.508, which was the “minimum price,” as defined under Nasdaq Listing Rule 5635(d), of Inpixon’s common stock. The closing occurred on February 21, 2019.

The Award is deemed satisfied in full and the parties are deemed to have released each other from any claims arising out of the Engagement Agreement.

In connection with the Spin-off, the Company and Inpixon each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action arising from the Engagement Agreement would be shared by each party following the spin-off. As a result, the Company is obligated to indemnify Inpixon for half of the total amount paid by Inpixon to satisfy the Award.

In the event that the total net proceeds received by Atlas or its designees from the sale of the Settlement Shares (exclusive of brokerage fees) exceeds the amount of the Net Award, Atlas agreed to deliver an amount equal to the difference between the sale proceeds and the Net Award to the legal counsel for Inpixon and the Company to be applied against fees incurred in connection with the arbitration and the Settlement Agreement.

The Company has recorded its obligation in its financial statements, in Accounts Payable, $559,121 as of December 31, 2018.

The Company entered into and continues its discussions with the Internal Revenue Service regarding late filings of certain 2017 payroll taxes. As a result, the Company has accrued $217,000 in penalties and interest as of August 31, 2018.

Gain on Earnout

Under the terms of the asset purchase agreement between Integrio and Emtec Federal, LLC (its wholly owned subsidiary) (collectively, the “Seller”) and Inipxon and SGS (collectively, the “Buyer”), the Seller was eligible for an earnout that was included as part of the purchase consideration. During 2018 the Company determined that the Seller was ineligible for a portion of the earnout as the Seller did not meet the terms of the earnout provisions under the agreement and therefore recorded a gain on earnout of $934,000 which is included in the operating expenses section of the consolidated statement of operations.

Note 13 — Stockholders’ Deficit

Authorized capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value. The holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2018, 500,000,000 common stock shares authorized; 41,648,222 shares were issued and 33,523,268 shares are outstanding. No preferred stock has been designated or issued.

Equity incentive plan

On July 30, 2018, the board of directors of the Company and its sole director approved the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), which enables the Company to grant stock options, share appreciation rights, restricted stock, restricted stock units, share awards, performance unit awards, and cash awards to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2018 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986. Each option, or portion thereof, that is not an incentive stock option, shall be considered a non-qualified option. The option price must be at least 100% of the fair market value on the date of grant and if an Incentive Stock Option is issued to a 10% or greater shareholder the grant must be 110% of the fair market value on the date of the grant. The 2018 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 8,000,000, which number will be automatically increased on the first day of each quarter, beginning on January 1, 2019 and for each quarter thereafter, by a number of shares of common stock equal to the least of (i) 1,000,000 shares,(ii) 10% of the shares of common stock issued and outstanding on that date, or (iii) a lesser number of shares that may be determined by the board. No awards may be issued after July 30, 2028. As of December 31, 2018, there were no awards outstanding under the plan. As of December 31, 2018, there were 8,000,000 securities available for future issuance under the 2018 Plan.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 13 — Stockholders’ Deficit (continued)

Common stock

On August 31, 2018, as part of the Spin-off, the Company entered into a Trademark License Agreement with Sysorex Consulting, Inc. for use of the mark “Sysorex”. As consideration for the license, the Company issued 1,000,000 shares of its common stock with a fair value of $40,000 to Sysorex Consulting, Inc. and has agreed to issue to Sysorex Consulting, Inc. 250,000 shares of its common stock on each anniversary of the completion of the Spin-off until the License Agreement is terminated. The Company has expensed the licensing fee during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company issued 648,222 shares of common stock with an issuance date fair value of $25,281 for services provided. The services being provided are debt consolidation funding and capital funding raise through securities issuance.

Stock options

On August 31, 2018, as part of the Spin-off, the Company issued replacement Sysorex stock options to employees of Sysorex who formerly held Inpixon stock options, to purchase an aggregate of 1,945 shares of common stock with exercise prices ranging from $ 22.76 to $224.12 and expiration dates ranging from March 2023 to February 2027. The options vest as follows: (i.) every month after the grant date up to 4 years or (ii.) 25% upon the issuance and every year thereafter after on the grant date.

Treasury stock

As part of the Spin-off, and in connection with the initial Distribution of its common stock, the Company has 11,791,690 shares of common stock reserved for issuance in treasury (a) to the holders of certain Inpixon warrants who will be entitled to receive shares of the Company’s common stock if the warrants are exercised, and (b) the holders of Inpixon securities that were subject to beneficial ownership limitations in connection with the distribution and for future issuances.

During the year ended December 31, 2018, the Company reissued 3,666,736 shares of common stock from treasury in connection with the exercise of Inpixon warrants.

Note 14 — Subsequent Events

On February 20, 2019, Inpixon, the Company and Atlas Technology Group, LLC (“Atlas”) entered into a settlement agreement (the “Settlement Agreement”) in connection with the satisfaction of an arbitration award in an aggregate amount of $1,156,840.25 plus pre-judgment interest equal to an aggregate of $59,955.28 (the “Award”) granted to Atlas following arbitration proceedings arising out of an engagement agreement, dated September 8, 2016, by and between Atlas and Inpixon as well as its subsidiaries, including the predecessor to the Company (the “Engagement Agreement”).

Pursuant to the Settlement Agreement, Atlas agreed to (a) reduce the Award by $275,000 resulting in a net award of $941,795.53 (the “Net Award”) and (b) accept an aggregate of 749,440 shares of freely-tradable common stock of Inpixon (the “Settlement Shares”), in satisfaction of the Award, which was determined by dividing 120% of the Net Award by $1.508, which was the “minimum price,” as defined under Nasdaq Listing Rule 5635(d), of Inpixon’s common stock. The closing occurred on February 21, 2019.

The Award is deemed satisfied in full and the parties are deemed to have released each other from any claims arising out of the Engagement Agreement.

In connection with the Spin-off, the Company and Inpixon each agreed pursuant to the terms and conditions of that certain Separation and Distribution Agreement, dated August 7, 2018, as amended, that 50% of the costs and liabilities related to the arbitration action arising from the Engagement Agreement would be shared by each party following the spin-off. As a result, the Company is obligated to indemnify Inpixon for half of the total amount paid by Inpixon to satisfy the Award.

In the event that the total net proceeds received by Atlas or its designees from the sale of the Settlement Shares (exclusive of brokerage fees) exceeds the amount of the Net Award, Atlas agreed to deliver an amount equal to the difference between the sale proceeds and the Net Award to the legal counsel for Inpixon and the Company to be applied against fees incurred in connection with the arbitration and the Settlement Agreement.

On February 4, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $3,000,000 to $5,000,000.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2018, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Our principal executive officer and principal financial officer are responsible for establishing and maintaining internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018 at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of the last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 2.02 – Results of Operations and Financial Condition” of Form 8-K.

On March 28, 2019, the Company issued a press release regarding its financial results for the quarter and year ended December 31, 2018. The press release is included as Exhibit 99.1 to this report and is incorporated by reference herein, and the description of the press release is qualified in its entirety by reference to such Exhibit.

The information furnished with this Item, including Exhibit 99.1, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference into any other filing under the Securities Act or the Exchange Act, except as expressly set forth by specific reference in such a filing.

The Company is making reference to non-GAAP financial information in the press release. A reconciliation of GAAP to non-GAAP results is provided in the attached Exhibit 99.1 press release.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Company’s Board of the Directors (the “Board”) and/or our Chief Executive Officer.

Name	Age	Position
Nadir Ali	50	Chairman of the Board
Zaman Khan	51	Director, President and Chief Executive Officer
Vincent Loiacono	59	Chief Financial Officer

Nadir Ali

Mr. Ali has served as a member of our Board since March 2013. Mr. Ali has served as Chairman of our Board since August 2018. Mr. Ali has also served as the sole member of the board of directors of SGS since August 2002. From November 2015 until the completion of the Spin-off in August 2018, Mr. Ali served as the Chief Executive Officer of Sysorex. Since September 2011, Mr. Ali has served as a member of the board of directors and the Chief Executive Officer of Inpixon (Nasdaq: INPX), a leading indoor positioning and data analytics company, which was Sysorex’s parent company prior to the Spin-off. From July 2001 until August 2011, Mr. Ali served as President of Sysorex Consulting, Inc. and its subsidiaries. From 1998 to 2001, Mr. Ali was the co-founder and Managing Director of Tira Capital, an early stage technology fund. Immediately prior thereto, Mr. Ali served as Vice President of Strategic Planning for Isadra, Inc., an e-commerce software start-up, which was acquired by VerticalNet. From 1995 through 1998, Mr. Ali was Vice President of Strategic Programs at Sysorex Information Systems, a computer systems integrator, which was acquired by Vanstar Government Systems in 1997. Mr. Ali received a Bachelor of Arts degree in Economics from the University of California at Berkeley in 1989. Mr. Ali’s valuable entrepreneurial, management, mergers and acquisitions and technology experience together with his in-depth knowledge of the business of Sysorex led us to the conclusion that he should serve as a member of our Board.

Zaman Khan

Mr. Khan has served as our Chief Executive Officer and President since August 2018. Mr. Khan has served as a member of our Board since July 2018. Mr. Khan has also served as the President of SGS since January 2017. From 1997 until January 2017, Mr. Khan served as the Executive Vice President at Intelligent Decisions, Inc., an information technology firm specialized in government contracting with an emphasis in intelligence space. From 1991 to 1996, Mr. Khan served as the Director of Business Development of WIN Laboratories, LTD, a manufacturer of WIN Labs computers and reseller specialized in government and commercial contracting. Mr. Khan’s strong background in technology startups, international business development, strategic operations, contract administration, and organizational leadership led us to the conclusion that he should serve as a member of our Board.

Vincent Loiacono

Mr. Loiacono has served as our Chief Financial Officer since August 2018. He has also served as the Chief Financial Officer of SGS since March 2018. From October 2015 through February 2018, Mr. Loiacono provided consulting and performed tax service projects, primarily in residential real estate, commercial banking and SEC reporting. From October 2014 to September 2015, Mr. Loiacono served as VP Finance, Operations and Analytic at Intelligent Decisions, Inc. From 2008 to 2012, Mr. Loiacono served as Chief Financial Officer of TerreStar Networks where he was responsible for scaling its business, providing strategic oversight of the development of its satellite phone and the launch of its commercial satellite. From 2005 through 2008, Mr. Loiacono served as the Senior Vice President and Principal Financial Officer at WorldSpace Radio Satellite Radio where he led the effort to raise $220 million in its initial public offering and the buildout of its international markets. Mr. Loiacono received a Bachelor of Business Administration degree in Accounting from CUNY-Bernard M. Baruch College in 1983. Mr. Loiacono is a member of the American Institute of Certified Public Accountants and is licensed as a Certified Public Accountant in New York.

Involvement in Certain Legal Proceedings

To the best of our knowledge, there is no involvement in legal proceedings during the past ten years that is required to be disclosed pursuant to Regulation S-K 401(f).

Board of Directors

Our Board may establish the authorized number of directors from time to time by resolution. The current authorized number of directors is nine. Our current directors, if elected, will continue to serve as directors until the next annual meeting of stockholders and until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal.

We continue to review our corporate governance policies and practices by comparing our policies and practices with those suggested by various groups or authorities active in evaluating or setting best practices for corporate governance of public companies. Based on this review, we have adopted, and will continue to adopt, changes that the Board believes are the appropriate corporate governance policies and practices for our Company.

Our Board held one meeting during 2018 and acted through ten written consents. No member of our Board attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served), if any. Members of our Board are invited and encouraged to attend our annual meeting of stockholders.

Independence of Directors

In determining the independence of our directors, we apply the definition of “independent director” provided under the listing rules of The NASDAQ Stock Market LLC. Pursuant to these rules, none of our directors are independent within the meaning of Nasdaq Listing Rule 5605.

There are no family relationships between any of the individuals who serve as members of our Board and as our executive officers.

Board Committees

Audit committee

We do not have a separately designated standing audit committee. The Board performs the functions of an audit committee, but no written charter governs the actions of the Board when performing the functions that would generally be performed by an audit committee. The Board approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the Board reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including /fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation and Nominations Committees

We currently have no compensation or nominating committee or other Board committee performing equivalent functions. Currently, the members of our Board participate in discussions concerning executive officer compensation and nominations to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act and the rules of the SEC require our directors, executive officers and persons who own more than 10% of our common stock to file reports of their ownership and changes in ownership of our common stock with the SEC. Based solely on our review of the reports filed during 2018 and questionnaires from our directors and executive officers, we determined that no director, executive officer, or beneficial owner of more than 10% of our common stock failed to file a report on a timely basis during 2018.

Stockholder Communications

The Company does not have a process for security holders to send communications to the Board due to the fact that minimal securities are traded.

Stockholder Proposals and Director Nominations

Stockholder proposals are reviewed by the Secretary for compliance with the requirements for such proposals set forth in Regulation 14a-8 promulgated under the Exchange Act. Stockholder proposals that meet these requirements will be summarized by the Secretary. Summaries and copies of the stockholder proposals are circulated to the Chairman of the Board.

Stockholder nominations for directors are reviewed by the Secretary for compliance with the requirements for director nominations that are set forth in our Articles of Incorporation and Bylaws. Stockholder nominations for directors that meet these requirements are summarized by the Secretary. Summaries and copies of the nominations are then circulated to the Chairman of the Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to members of our Board, our executive officers and our employees. The Code of Conduct is available on our website at https://sysorexinc.com/business-conduct-and-ethics/. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the address specified above.

ITEM 11: EXECUTIVE COMPENSATION

Special Note Regarding the Spin-off

Prior to the completion of the Spin-off on August 31, 2018, we were a wholly-owned subsidiary of Inpixon. This report discloses the compensation of our named executive officers based on compensation for the year ended December 31, 2018 (collectively, the “NEOs”). Information presented for periods prior to the Spin-off reflects the historical compensation philosophy, strategy, and program designed by Inpixon and approved by the compensation committee of Inpixon’s board of directors (the “Inpixon Committee”), as well as the consideration of such factors as the Inpixon Committee or management of Inpixon determined were appropriate for an organization of Inpixon’s size and complexity.

Summary Compensation Table

The following table summarizes the total compensation earned by each of our NEOs for the fiscal years ended December 31, 2018 and 2017. As discussed in this report, the Company became an independent, public company upon completion of the Spin-off on August 31, 2018. Accordingly, the compensation provided below which was earned prior to the Spin-off includes compensation earned by our NEOs for services provided to Inpixon and the Company prior to the Spin-off. Furthermore, this table reflects the pre-Spin-off unadjusted option awards granted by Inpixon to our NEOS, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)

Zaman Khan, Chief	2018	$300,000	$200,000	$--	$--		$500,000
Executive Officer (2)	2017	$275,000	$--	$19,950	$--		$294,950

Vincent Loiacono, Chief	2018	$133,942	$20,000	$--	$--		$153,942
Financial Officer (3)	2017	$--	$--	$--	$--		$--

Nadir Ali, Former Chief	2018	$181,267	$-	$79,022	$179,295	(5)	$439,584
Executive Officer (4)	2017	$252,400	$40,000	$--	$158,000	(6)	$450,400

Soumya Das, Former Chief	2018	$173,958	$58,000	$47,415	$8,455	(8)	$287,829
Marketing Officer (7)	2017	$250,000	$48,000	$19,950	$--		$317,950

Wendy Loundermon, Former	2018	$162,188	$--	$55,317	$24,038	(10)	$241,542
Vice President of Finance (9)	2017	$221,145	$96,250	$--	$--		$317,395

(1)	The fair value of employee option grants was estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk free interest rates based on U.S. Treasury rates from the applicable periods. For 2017, these assumptions included a risk free interest rate of 2.27%, an expected life of 7 years, expected stock volatility of 47.34% and an assumption of no dividend payments.

(2)	Zaman Khan was employed by Inpixon Federal prior to the Spin-off.

(3)	Vincent Loiacono did not serve the Company or Inpixon (including any subsidiaries) in any capacity during 2017.

(4)	Mr. Ali resigned as the Chief Executive Officer of the Company upon the effectiveness of the Spin-off. The amounts included in the table reflect compensation paid pursuant to Mr. Ali’s employment agreement with Inpixon.

(5)	Includes $10,000 for Mr. Ali’s service as a non-employee director for four months during 2018 and the remaining amount reflects accrued vacation paid as compensation, auto allowance and housing allowance.

(6)	Represents housing allowance and fringe benefits.

(7)	Mr. Das resigned as the Chief Marketing Officer of the Company upon effectiveness of the Spin-off. The amounts included in table reflect compensation paid pursuant to Mr. Das’ employment agreement with the Company, as amended.

(8)	Represents commission and auto allowance.

(9)

Ms. Loundermon resigned as the Vice President of Finance of the Company upon the effectiveness of the Spin-off. The amounts included in the table reflect compensation paid pursuant to Ms. Loundermon’s employment agreement with Inpixon.

(10)	Accrued vacation paid as compensation.

Employment Agreements and Arrangements

Zaman Khan

In connection with the Spin-off, on August 31, 2018, the Company entered into an Amended and Restated Employment Agreement with Zaman Khan, pursuant to which Mr. Khan acts as the Chief Executive Officer for the Company and as the President of SGS. The term of the agreement is 24 months. Mr. Khan is paid an annual salary of $300,000 a year for his services (the “Kahn Base Salary”). In addition to the Khan Base Salary, Mr. Khan receives a quarterly incentive bonus in the amount of $50,000 and is eligible to participate in any executive bonus pools, discretionary performance bonuses (based on targets or other performance objectives) or deferred compensation plans that the Company may establish in its sole discretion. Mr. Khan also receives medical, dental, and vision insurance coverage for him, his spouse and his children, to the same extent and on the same terms and conditions that such coverage is provided to other senior management employees of the Company, and may participate in the Company’s 401(k) plan to the same extent and on the same terms and conditions that other senior management employees of the Company are permitted to participate. Mr. Khan is entitled to three weeks paid vacation per year and paid sick days to the same extent and on the same terms and conditions that the Company provides to its other senior management employees.

The Company may, in its sole discretion, terminate the agreement, including for Just Cause, as defined in the agreement. Mr. Kahn may resign from his employment as a result of a material diminution of his duties, responsibilities, authority, and position with both the Company and SGS, or a material reduction in his compensation and benefits, or if he ceases to hold the position of Chief Executive Officer at the Company after a Change of Control, as defined in the agreement (each a “Khan Termination Event”). If the Company terminates the agreement without Just Cause or within 24 months following a Change of Control, or if Mr. Khan resigns his position as a result of a Termination Event, the Company must: (i) continue to pay to Mr. Khan the Khan Base Salary, subject to customary payroll practices and withholdings, for six months or for 12 months if he was employed for more than 24 months after the Effective Date (subject to and conditioned upon Mr. Khan signing a full general release of any and all known and unknown claims against the Company, SGS and their related parties) (the “Khan Severance Payment”); (ii) within 45 days of termination or resignation, pay to Mr. Khan 100% of the value of any accrued but unpaid bonus that he otherwise would have received; (iii) pay to Mr. Khan the value of any accrued but unpaid vacation time; (iv) pay to Mr. Khan any unreimbursed business expenses and travel expenses that are reimbursable under the agreement; (v) pay an amount equal to the Company’s monthly COBRA premium in effect on the date of termination for the number of months applicable to the Khan Severance Payment; and (vi) to the extent required under the terms of any benefit plan the vested portion of any benefit under such plan. If the Company terminates the agreement for Just Cause, Mr. Khan will receive only that portion of the Khan Base Salary, accrued but unused vacation pay, and unreimbursed business expenses, that has been earned or have been incurred through the date of termination and, to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan. Mr. Khan’s employment will be terminated immediately upon (i) his Disability, as defined in the agreement, for a period exceeding 3 months in any twelve 12 month period, or (ii) his death. If Mr. Khan’s employment is terminated due to Disability or death, the Company will be required to pay to him or his estate, unrelated to any amounts that he may receive pursuant to any short-term and long-term disability plans or life insurance plans, the Khan Base Salary and accrued but unpaid vacation pay earned through the date of termination, unreimbursed business expenses and to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan.

Mr. Khan has agreed to certain confidentiality, non-compete and non-solicitation provisions and the Company has agreed to indemnify Mr. Khan for acts undertaken in the course of his service so long as (i) he acted in good faith and in a manner he believed to be in, or not opposed to, the best interests of the Company and SGS, and, with respect to any criminal proceeding, had no reasonable cause to believe his conduct was unlawful, and (ii) his conduct did not constitute gross negligence or willful or wanton misconduct.

Vincent Loiacono

In connection with the Spin-off, on August 31, 2018, the Company entered into an Employment Agreement with Vincent Loiacono, pursuant to which Mr. Loiacono acts as the Chief Financial Officer for the Company and SGS. Mr. Loiacono is paid an annual salary of $175,000 a year for his services (the “Loiacono Base Salary”). In addition to the Loiacono Base Salary, Mr. Loiacono receives a quarterly incentive bonus in the amount of $15,000 and is eligible to participate in any executive bonus pools, discretionary performance bonuses (based on targets or other performance objectives) or deferred compensation plans that the Company may establish in its sole discretion. Mr. Loiacono also receives medical, dental, and vision insurance coverage for him, his spouse and his children, to the same extent, and on the same terms and conditions that such coverage is provided to other senior management employees of the Company, and may participate in the Company’s 401(k) plan to the same extent and on the same terms and conditions that other senior management employees of the Company are permitted to participate. Mr. Loiacono is entitled to three weeks paid vacation per year and paid sick days to the same extent and on the same terms and conditions as the Company provides to its other senior management employees.

The Company may, in its sole discretion, terminate the agreement, including for Just Cause, as defined in the agreement. Mr. Loiacono may resign from his employment as a result of a material diminution of his duties, responsibilities, authority, and position with both the Company and SGS, or a material reduction in his compensation and benefits, or if he ceases to hold the position of Chief Financial Officer at the Company after a Change of Control, as defined in the agreement (each a “Loiacono Termination Event”). If the Company terminates the agreement without Just Cause or within 24 months following a Change of Control, or if Mr. Loiacono resigns his position as a result of a Termination Event, the Company must: (i) continue to pay to Mr. Loiacono the Loiacono Base Salary, subject to customary payroll practices and withholdings, for one month for every 3 months of employment after the Effective Date up to a maximum of 6 months (subject to and conditioned upon Mr. Loiacono signing a full general release of any and all known and unknown claims against the Company, SGS and their related parties) (the “Loiacono Severance Payment”); (ii) within 45 days of termination or resignation, pay to Mr. Loiacono 100% of the value of any accrued but unpaid bonus that he otherwise would have received; (iii) pay to Mr. Loiacono the value of any accrued but unpaid vacation time; (iv) pay to Mr. Loiacono any unreimbursed business expenses and travel expenses that are reimbursable under the agreement; (v) pay an amount equal to the Company’s monthly COBRA premium in effect on the date of termination for the number of months applicable to the Loiacono Severance Payment; and (vi) to the extent required under the terms of any benefit plan the vested portion of any benefit under such plan. If the Company terminates the agreement for Just Cause, Mr. Loiacono will receive only that portion of the Loiacono Base Salary, accrued but unused vacation pay, and unreimbursed business expenses, that has been earned or have been incurred through the date of termination and, to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan. Mr. Loiacono’s employment will be terminated immediately upon (i) his Disability, as defined in the agreement, for a period exceeding 3 months in any twelve 12 month period, or (ii) his death. If Mr. Loiacono’s employment is terminated due to Disability or death, the Company will be required to pay to him or his estate, unrelated to any amounts that he may receive pursuant to any short-term and long-term disability plans or life insurance plans, the Loiacono Base Salary and accrued but unpaid vacation pay earned through the date of termination, unreimbursed business expenses and to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan.

Mr. Loiacono has agreed to certain confidentiality, non-compete and non-solicitation provisions and the Company has agreed to indemnify Mr. Loiacono for acts undertaken in the course of his service so long as (i) he acted in good faith and in a manner he believed to be in, or not opposed to, the best interests of the Company and SGS, and, with respect to any criminal proceeding, had no reasonable cause to believe his conduct was unlawful, and (ii) his conduct did not constitute gross negligence or willful or wanton misconduct.

Nadir Ali

Mr. Ali was paid for his services to the Company pursuant to an employment agreement with Inpixon. Mr. Ali’s salary under the agreement was initially $240,000 per annum plus other benefits including a bonus plan, a housing allowance, health insurance, life insurance and other standard Inpixon employee benefits. On April 17, 2015, the compensation committee of Inpixon approved the increase of Mr. Ali’s annual salary to $252,400, effective January 1, 2015.

Soumya Das

Mr. Das was paid for his services to the Company pursuant to an employment agreement with the Company. In accordance with the terms of the agreement, Mr. Das received a base salary of $250,000 per annum. In addition, Mr. Das was eligible to receive bonuses up to $75,000 annually, provided that he completed the required tasks before their deadlines, and the tasks, their deadlines and the amount of corresponding bonuses were determined by the company and the CEO.

Wendy Loundermon

Ms. Loundermon was paid for her services to the Company pursuant to an employment agreement with Inpixon. Pursuant to the agreement, Ms. Loundermon was compensated at an annual rate of $200,000 and was entitled to benefits customarily provided to senior management including equity awards and cash bonuses subject to the satisfaction of certain performance goals determined by Inpixon. The standards and goals and the bonus targets were set by Inpixon’s compensation committee, in its sole discretion. Ms. Loundermon’s salary was increased to $228,500 effective April 1, 2017 and to $250,000 effective March 1, 2018.

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our NEOs as of December 31, 2018. All share information described below relates to Sysorex common stock.

Name	Grant Date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Zaman Khan	02/03/2017	(1)	754	962	22.76	02/03/2027

(1)	This option vests 1/48th per month at the end of each month starting on February 3, 2017, the grant date.

Securities Authorized for Issuance under Equity Compensation Plans

On July 30, 2018, Inpixon, as the sole stockholder of Sysorex, approved the Sysorex, Inc. 2018 Equity Incentive Plan (the “Plan”) pursuant to which, upon completion of the Spin-off, Sysorex may issue up to 8,000,000 shares of its common stock which number will be automatically increased on the first day of each quarter, beginning on January 1, 2019 and for each quarter thereafter, by a number of shares of common stock equal to the least of (i) 1,000,000 shares, (ii) 10% of the shares of common stock issued and outstanding on that date, or (iii) a lesser number of shares that may be determined by the Board. The purpose of the Plan is to (x) to align the interests of Sysorex’s stockholders and the recipients of awards under the Plan by increasing the proprietary interest of such recipients in Sysorex’s growth and success, (y) to advance the interests of Sysorex by attracting and retaining directors, officers, employees and other service providers and (z) to motivate such persons to act in the long-term best interests of Sysorex and its stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	1,945	(1)	$93.53	8,998,055
Equity compensation plans not approved by security holders	--		--	--
Total	1,945		$93.53	8,998,055

(1)	These outstanding options were assumed by the Company in connection with the Spin-off.

Sysorex 2018 Equity Incentive Plan

The following discussion summarizes the material terms of the Plan. This discussion is not intended to be complete and is qualified in its entirety by reference to the full text of the Plan, which is included as an exhibit to this registration statement.

Administration

The Plan will be administered by a committee designated by the Board, provided, however, that if the Board fails to designate a committee, the Board will administer the Plan. The committee has the authority to authorize awards to eligible persons, including employees (including our executive officers), directors and other service providers. The committee has the authority to determine the terms of awards, including exercise and purchase price, the number of shares subject to awards, the value of our common stock, the vesting schedule applicable to awards, the form of consideration, if any, payable upon exercise or settlement of an award and the terms of award agreements for use under the Plan.

All grants under the Plan will be evidenced by an award agreement that will incorporate the terms and conditions of the Plan as the committee deems necessary or appropriate.

Types of Awards

The Plan provides for the granting of (i) options to purchase shares of our common stock in the form of Incentive Stock Options or Nonqualified Options, (ii) stock appreciation rights (SARs) in the form of Tandem SARs or Free-Standing SARs, (iii) share awards in the form of Bonus Shares, Restricted Shares or Restricted Share Units, (iv) Performance Units and (v) Cash-Based Awards.

●	Incentive and Nonqualified Stock Options. The committee determines the exercise price of each stock option. The exercise price of an NQSO may not be less than the fair market value of our common stock on the date of grant. The exercise price of an incentive stock option may not be less than the fair market value of our common stock on the date of grant if the recipient holds 10% or less of the combined voting power of our securities, or 110% of the fair market value of a share of our common stock on the date of grant otherwise.

●	Stock Grants. The committee may grant stock, including restricted stock, to any eligible person. The stock grant will be subject to the conditions and restrictions determined by the committee. The recipient of a stock grant shall have the rights of a stockholder with respect to the shares of stock issued to the holder under the Plan.

●	Stock-Based Awards. The committee may grant other stock-based awards, including SARs and restricted share units, with terms approved by the committee, including restrictions related to the awards. The holder of a stock-based award shall not have the rights of a stockholder.

●	Performance Unit Awards. The committee may grant performance unit awards. A performance unit is a right to receive, contingent upon the attainment of specified performance measures within a specified performance period, a specified cash amount or, in lieu thereof and to the extent set forth in the applicable award agreement, shares having a fair market value equal to such cash amount.

Coverage Eligibility

The committee determines the individuals who are eligible to receive awards from the Plan.

Termination of Service

Upon termination of an award recipient’s service, the disposition of any award shall be determined by the committee and be set forth in the award agreement.

Transferability

Awards under the Plan may not be transferred except by will or by the laws of descent and distribution or pursuant to beneficiary designation procedures approved by the Company or, to the extent expressly permitted in the agreement relating to such award, to the holder’s family members, a trust or entity established by the holder for estate planning purposes or a charitable organization designated by the holder, in each case, without consideration.

Adjustment

In the event of a stock dividend, stock split, recapitalization or reorganization or other change in the capital structure, the committee will make appropriate adjustments to the awards.

Change in Control

In the event of a Change in Control, as defined in the Plan, the Board, in its sole discretion, may (i) allow the immediate exercise of awards subject to vesting or deem lapsed any restriction period or performance period to which an award is subject, (ii) provide that some or all outstanding awards shall terminate without consideration as of the date of such Change in Control, (iii) require that shares of the corporation or other entity resulting from such Change in Control, or a parent thereof, be substituted for some or all of the shares subject to an outstanding award, with an appropriate and equitable adjustment to such award as shall be determined by the Board, and/or (iv) require outstanding awards, in whole or in part, to be surrendered to the Company by the holder, and to be immediately cancelled by the Company, and to provide for the holder to receive (A) a cash payment in an amount equal to (1) in the case of an option or an SAR, the number of shares then subject to the portion of such option or SAR surrendered multiplied by the excess, if any, of the fair market value of a share as of the date of the Change in Control, over the purchase price or base price per share subject to such option or SAR, (2) in the case of an award of shares, the number of shares then subject to the portion of such award surrendered multiplied by the fair market value of a share as of the date of the Change in Control, and (3) in the case of awards based on performance, the value of the performance units then subject to the portion of such award surrendered; (B) shares of the corporation or other entity resulting from such Change in Control, or a parent thereof, having a fair market value not less than the amount determined under clause (A) above; or (C) a combination of the payment of cash pursuant to clause (A) above and the issuance of shares pursuant to clause (B) above.

Amendment and Termination

The Plan was approved by the Board and its sole stockholder on July 30, 2018. Unless terminated earlier by the Board, the Plan will terminate on July 30, 2028. Termination of the Plan will not affect the terms or conditions of any award granted prior to termination The Board may amend the Plan as it deems advisable, subject to any requirement of stockholder approval required by applicable law, rule or regulation, including any rule of the Nasdaq Capital Market or any other stock exchange on which shares are then traded; provided, however, that no amendment may materially impair the rights of a holder of an outstanding award without the consent of such holder.

DIRECTOR COMPENSATION

Prior to the Spin-off, we did not have any non-employee directors. Upon effectiveness of the Spin-off, any non-employee directors of Sysorex will be paid an annual fee equal to $30,000, payable quarterly. Accordingly, Nadir Ali earned a fee of $10,000 for his service as a non-employee director for four months during 2018.

In addition, upon the designation of committees of the Board, we expect that the Board will approve an additional annual fee to be paid to the chair of each committee of the Board. Fees to independent directors may be made by issuance of common stock, based on the value of such common stock at the date of issuance, rather than in cash, provided that any such issuance does not prevent such director from being determined to be independent. We expect that each director that is not an executive officer may also receive grants under the Plan. We expect that any of our executive officers who also serve as directors, however, will not be separately compensated by us for their service as directors. We expect that all members of the Board will be reimbursed for reasonable costs and expenses incurred in attending meetings of our Board.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, based on our knowledge, certain information as of March 21, 2019, regarding the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our NEOs;

●	each director; and

●	all of our directors and current executive officers as a group.

Unless otherwise indicated in the footnotes to the following table, each holder named in the table has sole voting and investment power and that person’s address is c/o Sysorex, Inc., 13880 Dulles Corner Lane, Suite 175, Herndon, Virginia 20171. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 21, 2019, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class(1)
Named Executive Officers and Directors:
Nadir Ali	1,001,104	(2)	2.93%
Zaman Khan	897	(3)	*
Vincent Loiacono	0		*
Soumya Das	52		*
Wendy Loundermon	14		*
All Directors and Current Executive Officers as a Group (3 persons)	1,002,001	(2)(3)	2.94%

More than 5% Beneficial Owners
N/A

(1)	Based on 34,110,469 shares of common stock outstanding on March 21, 2019.

(2)	Includes (i) 422 shares of common stock held of record by Nadir Ali, (ii) 203 shares of common stock held of record by Lubna Qureishi, Mr. Ali’s wife, (iii) 27 shares of common stock held of record by Naheed Qureishi, Mr. Ali’s mother-in-law, (iv) 40 shares of common stock held by of record by the Qureishi Ali Grandchildren Trust, of which Nadir Ali is the joint-trustee (with his wife Lubna Qureishi) and has voting and investment control over the shares held, (v) 412 shares of common stock held of record by the Qureishi 1998 Family Trust, of which Nadir Ali’s father-in-law, A. Salam Qureishi, is the sole trustee and has voting and investment control over the shares held, and (vi) 1,000,000 shares of common stock held of record by Sysorex Consulting, Inc., of which Nadir Ali’s father-in-law, A. Salam Qureishi, has voting and investment control over the shares held.

(3)	Includes 897 shares of common stock issuable to Zaman Khan upon exercise of stock options exercisable within 60 days after March 21, 2019.

*	less than 1% of the issued and outstanding shares of common stock.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons.

The Board reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2018 that was submitted to the Board for approval as a “related party” transaction.

Related Party Transactions

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years in which we were or are to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee, (ii) a beneficial owner of more than 5% of our common stock, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of our common stock, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

For the period from January 1, 2017, through the date of this report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

Spin-off

On August 31, 2018, Sysorex and Inpixon engaged in the Spinoff, whereby Sysorex, and its wholly owned subsidiary, SGS, was separated from Inpixon and became a separate entity with a separate management team and separate boards of directors, except that Nadir Ali, Chief Executive Officer and director of Inpixon also serves as a director of Sysorex. Prior to the Spin-off, Inpixon owned 100% of our outstanding common sock. In connection with the Spin-off, Inpixon distributed 100% of our outstanding common stock to Inpixon equity holders.

Sysorex Consulting License Agreement

On August 31, 2018, we entered into a Trademark License Agreement (the “License Agreement”) with Sysorex Consulting, Inc. for use of the mark “Sysorex.” A. Salam Qureishi, Mr. Nadir Ali’s father-in-law and a member of his household, is the majority owner and the chief executive officer of Sysorex Consulting, Inc. The term of the License Agreement is perpetual. As consideration for the license, we issued 1,000,000 shares of our common stock to Sysorex Consulting, Inc. and have agreed to issue to Sysorex Consulting, Inc. 250,000 shares of our common stock on each anniversary of the agreement date until the License Agreement is terminated. The number of shares of common stock that will be issued in the future is subject to adjustment for changes in the outstanding shares of our common stock as a result of stock dividends, stock splits, reverse stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, separations, reorganizations or liquidations. The License Agreement may be terminated as a result of a breach of the License Agreement by us that remains uncured; our bankruptcy; the discontinuance of our business or a change in our name so that the word “Sysorex” is no longer used in the name or on our products or services; the license is attached, assigned or transferred; or we experience a Change of Control, as defined in the License Agreement.

Employee Transition Agreements

Pursuant to the terms of those certain employee transition agreements entered into between Inpixon and the Company, effective as of August 31, 2018 (collectively, the “Transition Agreements”), the Company agreed to furnish to Inpixon, on a transitional basis, the services of certain of its employees and keep such employees’ on its payroll and benefits plans from August 31, 2018 through and including December 31, 2018 (the “Transitional Period”).  Inpixon agreed to reimburse the Company for all costs and expenses incurred by the Company with respect to such employees’ employment during the Transitional Period.  The Company agreed to invoice Inpixon upon the calculation of amounts owed for the foregoing costs, and Inpixon agreed to reimburse the Company for all such costs within 3 days of its receipt of each such invoice, plus an administrative service fee of 2% of the gross amount of each respective invoice; provided, however, that the Company agreed waive such fee for so long as any Inpixon employees are providing any necessary administrative services on behalf of and for the benefit of the Company, including any employees that are furnished to Inpixon in accordance with the Transition Agreements.

Revolving Loan

On December 31, 2018, the Company issued a secured promissory note for up to an aggregate principal amount of 3,000,000 (the “Related Party Note”) to its former parent, Inpixon. The Related Party Note bears interest at the rate of 10% per year and is due and payable on December 31, 2020. The proceeds received, interest and legal costs accrued in accordance with the agreement for the year ended December 31, 2018 is $2,204,000. On February 4, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $3,000,000 to $5,000,000. The largest aggregate principal amount owed by the Company to Inpixon during the Reporting Period is $2.6 million, the amount of principal paid during the Reporting Period was $956,000 and the interest paid during the Reporting Period was $53,000. Since the end of the period covered by this report, the maximum loan amount has been fully extended to the Company.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are approximate fees for services rendered by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2018 and 2017.

	2018	2017
Audit Fees(1)	$170,750	$453,894
Audit Related Fees	$53,000	$2,163
Tax Fees	$--	$--
All Other Fees	$--	$--

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2018 and 2017 for the audit of our annual financial statements, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. Marcum billed us for professional services that were reasonably related to the performance of the audit or review of financial statements in 2018 and 2017, which are not included under Audit Fees above including the filing of our Form 10 and S-1 registration statements.

Tax Fees. Marcum did not perform any tax advice or planning services in 2018 or 2017.

All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2018 and 2017.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2017 and 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

The financial statements filed as part of this report are listed and indexed in the table of contents. Financial statement schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

15(a)(2) Financial Statement Schedules

Not applicable.

15(a)(3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSOREX, INC.

Date: March 28, 2019	By:	/s/ Zaman Khan
Zaman Khan
Chief Executive Officer

Each person whose signature appears below constitutes and appoints Zaman Khan and Vincent Loiacono, and each of them, as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zaman Khan	Chief Executive Officer and Director	March 28, 2019
Zaman Khan	(Principal Executive Officer)

/s/ Vincent Loiacono	Chief Financial Officer	March 28, 2019
Vincent Loiacono	(Principal Financial and Accounting Officer)

/s/ Nadir Ali	Director	March 28, 2019
Nadir Ali

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger between Inpixon USA and Sysorex, Inc., dated as of July 25, 2018	8-K	001-36404	2.1	July 31, 2018

2.2	Separation and Distribution Agreement dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

3.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018

3.2.1	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018

3.2.2	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018

4.1	Form of Sysorex, Inc.’s common stock certificate	S-1	333-228992	4.1	December 21, 2018

4.2	Form of Promissory Note to Payplant Loan and Security Agreement	8-K	000-55924	4.1	September 27, 2018

4.3	Convertible Promissory Note, dated as of December 31 2018	8-K	000-55924	4.1	December 31, 2018

4.4	Secured Promissory Note, dated as of December 31, 2018	8-K	000-55924	4.2	December 31, 2018

10.1	Amended and Restated Sublease Agreement between Dell Marketing L.P. and Inpixon Federal, Inc., dated June 4, 2018	10-12G/A	000-55924	10.12	August 13, 2018

10.2	Transition Services Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	September 4, 2018

10.3	Tax Matters Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.2	September 4, 2018

10.4	Employee Matters Agreement dated August 1, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.3	September 4, 2018

10.5	Assignment and Assumption Agreement dated August 31, 2018 between members of the Inpixon Group and members of the Sysorex Group	8-K	000-55924	10.4	September 4, 2018

10.6	Amendment No. 1 to Separation and Distribution Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.5	September 4, 2018

10.7	Payplant Client Agreement dated August 31, 2018 among Sysorex, Inc. Sysorex Government Services, Inc. and Payplant LLC	8-K	000-55924	10.6	September 4, 2018

10.8	Amendment 1 to Payplant Client Agreement dated August 14, 2017 among Inpixon, Sysorex, Inc., Sysorex Government Services and Payplant LLC	8-K	000-55924	10.7	September 4, 2018

10.9	Trademark License Agreement dated August 31, 2018 between Sysorex, Inc. and Sysorex Consulting, Inc.	8-K	000-55924	10.8	September 4, 2018

10.10+	Sysorex, Inc. 2018 Equity Incentive Plan and form of option award agreement	10-12G/A	000-55924	4.1	August 13, 2018

10.11+	Employment Agreement dated August 31, 2018 between Sysorex, Inc. and Sysorex Government Services, Inc. and Zaman Khan	8-K	000-55924	10.10	September 4, 2018

10.12+	Employment Agreement dated August 31, 2018 between Sysorex, Inc. and Sysorex Government Services, Inc. and Vincent Loiacono	8-K	000-55924	10.11	September 4, 2018

10.13+	Form of Indemnification Agreement	10-12G/A	000-55924	10.8	August 13, 2018

10.14	Payplant Loan and Security Agreement dated September 21, 2018	8-K	000-55924	10.1	September 27, 2018

10.15	Securities Purchase Agreement, dated as of December 31, 2018	8-K	000-55924	10.1	December 31, 2018

10.16	Note Purchase Agreement, dated as of December 31, 2018, by and between Sysorex, Inc. and Inpixon	8-K	000-55924	10.2	December 31, 2018

10.17	First Amendment Agreement dated February 4, 2019 by and between Sysorex, Inc. and Inpixon	8-K	000-55924	10.1	February 8, 2019

10.18	Settlement Agreement dated February 20, 2019 by and between Inpixon and Sysorex, Inc. and Atlas Technology Group, LLC	8-K	000-55924	10.1	February 20, 2019

21	List of Subsidiaries	10-12G/A	000-55924	21.1	August 13, 2018

23.1	Consent of Marcum LLP					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

99.1	Press Release dated March 28, 2019					X(1)

101.INS	XBRL Instant Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the Commission.

+	Management contract or compensatory plan or arrangement.

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

(1)	Furnished herewith.