Form 10-Q
period 2019-03-31
Sysorex, Inc.
filed 2019-05-13
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.00001	34,110,469
(Class)	Outstanding at May 9, 2019

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	customer demand for solutions we offer;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to resell products without terms, without wholesale suppliers, on a prepay basis;

●	general economic conditions and events and the impact they may have on us, on our customers and on our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our ability to complete strategic transactions, which may include acquisitions, mergers, dispositions, joint ventures or investments;

●	lawsuits and other claims by third parties;

●	our ability to realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from our separation from Inpixon;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

The results for the period ended March 31, 2019 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2018 and 2017 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(In thousands of dollars, except number of shares and par value data)

	As of	As of
	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$74	$6
Accounts receivable, net	170	321
Other receivables	8	9
Prepaid licenses and maintenance contracts	10	15
Prepaid assets and other current assets	59	50

Total Current Assets	321	401

Property and equipment, net	22	27
Intangible assets, net	1,821	2,572
Other assets	35	35

Total Assets	$2,199	$3,035

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$10,354	$13,976
Accrued liabilities	591	603
Short-term debt, net of discount	500	596
Deferred revenue	138	182

Total Current Liabilities	11,583	15,357

Long Term Liabilities
Related party payable	7,026	2,204
Acquisition liability - Integrio	62	62
Other liabilities	74	74

Total Liabilities	18,745	17,697

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 41,648,222 shares issued as of March 31, 2019 and December 31, 2018 and 34,110,469 shares and 33,523,268 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	4	4
Treasury stock, at cost, 7,537,753 shares at March 31, 2019	(1)	(1)
Additional paid-in-capital	(11,542)	(11,542)
Accumulated deficit	(5,007)	(3,123)
Total Stockholders’ Deficit	(16,546)	(14,662)
Total Liabilities and Stockholders’ Deficit	$2,199	$3,035

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2019	2018

Revenues
Products	$232	$332
Services	34	914
Total Revenues	266	1,246

Cost of Revenues
Products	144	175
Services	25	420
Total Cost of Revenues	169	595

Gross Profit	97	651

Operating Expenses
Research and development	-	90
Sales and marketing	286	637
General and administrative	798	1,233
Amortization of intangibles	751	519

Total Operating Expenses	1,835	2,479

Loss from Operations	(1,738)	(1,828)

Other Income (Expenses)
Interest expense	(146)	(460)
Other income, net	-	577

Total Other Income (Expense)	(146)	117

Net Loss	$(1,884)	$(1,711)
Net Loss per share - basic and diluted	$(0.06)	$(0.06)
Weighted Average Shares Outstanding - basic and diluted	33,908,210	28,208,310

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2019

(In thousands of dollars, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	41,648,222	$4	8,124,954	$(1)	$(11,542)	$(3,123)	$(14,662)

Shares reissued from Treasury related to exercise of former parent warrants	-	-	(587,201)	-	-	-	-

Net loss	-	-	-	-	-	(1,884)	(1,884)

Balance – March 31, 2019	41,648,222	$4	7,537,753	$(1)	$(11,542)	$(5,007)	$(16,546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Deficit

For the Three Months Ended March 31, 2018

(In thousands of dollars, except share data)

(Unaudited)

					Additional	Net
	Common Stock		Treasury Stock		Paid-In	Parent	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance - January 1, 2018	40,000,000	$-	11,791,690	$-	$-	$(22,172)	$-	$(22,172)

Adoption of accounting standards	-	-	-	-	-	1,287	-	1,287

Net loss	-	-	-	-	-	(1,711)	-	(1,711)

Net distributions from Parent	-	-	-	-	-	6,019	-	6,019

Balance - March 31, 2018	40,000,000	$-	11,791,690	$-	$-	$(16,577)	$-	$(16,577)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(1,884)	(1,711)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	4	73
Amortization of intangibles	751	519
Adoption of accounting standards	-	1,287
Stock based compensation	-	30
Gain on the settlement of vendor liabilities	-	(126)
Amortization of debt discount	-	299
Provision for doubtful accounts	-	16
Other	-	(45)

Changes in operating assets and liabilities:
Accounts receivable	151	1,156
Other receivables	1	3
Prepaid assets and other current assets	5	150
Prepaid licenses and maintenance contracts	-	6,902
Other assets	(9)	(3)
Accounts payable	(3,622)	(2,821)
Accrued liabilities	(12)	(2,343)
Accrued issuable equity	(43)	-
Deferred revenue	-	(8,190)
Other liabilities	-	(577)
Total Adjustments	(2,774)	(3,670)

Net Cash Used In Operating Activities	(4,658)	(5,381)

Cash Flows From Financing Activities
Related party advances	4,822	-
Repayments on revolver line of credit	(96)	-
Net distributions from (to) parent	-	5,689

Net Cash Provided by Financing Activities	4,726	5,689

Net Increase in Cash	68	308

Cash – beginning of period	6	22

Cash – end of period	$74	$330

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$5	$21
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

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

The Spin-Off

On August 31, 2018 (the “Distribution Date”), the Company became an independent company through the pro rata distribution by Inpixon of 100% of the outstanding common stock of Sysorex to Inpixon equity holders (the “Distribution”). Each Inpixon equity holder of record as of the close of business on August 21, 2018 received one share of the Company’s common stock for every three shares of Inpixon common stock held on the record date or such number of shares of common stock issuable upon complete conversion of Inpixon convertible preferred stock or exercise of certain participating warrants. Approximately 40,000,000 shares of the Company’s common stock were distributed on the Distribution Date to Inpixon equity holders. In connection with the initial Distribution of its common stock, the Company has 11,791,690 shares of common stock reserved for issuance in treasury (a) to the holders of certain Inpixon warrants who will be entitled to receive shares of the Company’s common stock if the warrants are exercised, and (b) the holders of Inpixon securities that were subject to beneficial ownership limitations in connection with the distribution and for future issuances. The Company’s common stock began regular-way trading on the OTC Markets under the symbol “SYSX” on September 4, 2018.

Immediately prior to the Distribution, Inpixon transferred substantially all of the assets and liabilities and operations of Inpixon’s value added reseller business to the Company, which was completed on August 31, 2018 (the “Capitalization”). The Company’s condensed consolidated financial statements prior to the Capitalization were prepared on a stand-alone basis and were derived from Inpixon’s condensed consolidated financial statements and accounting records. The condensed consolidated financial statements included herein reflect the Company’s financial position, results of operations, and cash flows as the Company’s business was operated as part of Inpixon’s prior to the Capitalization. Following the Capitalization, the condensed consolidated financial statements include the accounts of the Company and SGS. All periods presented have been accounted for in conformity with the accounting principles that are generally accepted in the United States of America (“GAAP”).

Going Concern and Management’s Plans

As of March 31, 2019, the Company had cash balance of $74,000 and a working capital deficit of approximately $11.3 million. In addition, the Company has a stockholders’ deficit of approximately $16.5 million. For the three months ended March 31, 2019 and 2018, the Company incurred net losses of approximately $1.9 million and $1.7 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of March 31, 2019, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from financing from our related party note (as defined in Note 7 below) and other short-term borrowings, higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the year ending December 31, 2019. As a result, substantial doubt exists the Company will be able to support its obligations for the next twelve months. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities. The Company’s condensed consolidated financial statements as of March 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin. The Company’s condensed consolidated financial statements as of March 31, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 2 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three-month period ended March 31, 2019 is not necessarily indicative of the results to be expected for the year ending December 31, 2019. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2018 and 2017 included in the Annual Report on Form 10-K filed with SEC on March 28, 2019.

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

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 3 — Summary of Significant Accounting Policies (cont.)

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 3 — Summary of Significant Accounting Policies (cont.)

Recent Accounting Standards

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. As an emerging growth company, the Company expects to delay adoption of ASU 2016-02 until January 1, 2020. ASU 2016-02 is not expected to have a material impact on the financial statements or disclosures.

Emerging Growth Company

Sysorex is an “emerging growth company” as defined in the JOBS Act. As such, Sysorex will be eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 13(a) of the Exchange Act, for complying with new or revised accounting standards, meaning that Sysorex, as an emerging growth company, can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Sysorex has elected to take advantage of this extended transition period, and therefore our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 4 — Credit Risk and Concentrations

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

The following table sets forth the percentages of revenue derived by the Company from those customers that accounted for at least 10% of revenues during the three months ended March 31, 2019 and 2018 (in thousands of dollars):

	For the Three Months Ended March 31, 2019		For the Three Months Ended March 31, 2018
	$	%	$	%
Customer A	322	90%	--	--
Customer B	--	--	512	41%
Customer C	--	--	211	17%
Customer D	--	--	200	16%

As of March 31, 2019, Customer A represented approximately 86% of total accounts receivable. As of March 31, 2018, Customer A represented approximately 49%, Customer B represented approximately 10% and Customer C and D represented approximately 0% of total accounts receivable.

For the three months ended March 31, 2019, three vendors represented approximately 84%, 68%, and 25% of total purchases. Purchases from these vendors during the three months ended March 31, 2019 were $143 thousand, $115 thousand, and $43 thousand. For the three months ended March 31, 2018, two vendors represented approximately 48% and 32% of total purchases. Purchases from these vendors during the three months ended March 31, 2018 were $0.2 million and $0.1 million.

As of March 31, 2019, three vendors represented approximately 38%, 14% and 11% of total gross accounts payable. As of March 31, 2018, two vendors represented approximately 34% and 17% of total gross accounts payable.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 5 — Short-Term Debt

Short Term Debt as of March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2019	2018
Short-Term Debt
Chicago Venture Convertible Note payable (A)	$500	$500
Revolving Credit Facility (B)	-	96
Total Short-Term Debt	$500	$596

(A) Chicago Venture Convertible Note Payable

On December 31, 2018, the Company issued a $625,000 principal face amount convertible promissory note (the “Convertible Note”) to an investor, which yielded net proceeds of $500,000 to the Company pursuant to a Securities Purchase Agreement, dated as of December 31, 2018, by and between the Company and the investor. The Convertible Note bears interest at the rate of 10% per year and is due and payable 10 months after the date of issuance. The Convertible Note carries an original issue discount of $105,000 and the Company agreed to pay $20,000 to the Lender to cover its transaction costs incurred with the purchase and sale of the Convertible Note.

The agreement states that the Lender has the right to convert all or part of the outstanding balance into fully paid and non-assessable shares of common stock. The conversion formula is as follows: The number of shares will equal the amount of the outstanding note balance being converted divided by $0.05 per share. Since the value of the underlying equity on the commitment date was $0.0229 per share, which was less than the lender conversion price $0.05, the Company determined there was no beneficial conversion feature.

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

(B) Revolving Credit Facility

On August 31, 2018, the Company entered in an agreement with Payplant Alternatives Funds LLC (“Payplant”), pursuant to which Payplant may purchase from the Company, in Payplant’s sole and absolute discretion, Eligible Receivables, as that term is defined in the agreement, in exchange for cash advances, subject to the terms and conditions in the agreement.

On September 21, 2018, the Company entered into the Payplant Loan and Security Agreement (the “Loan Agreement”) with Payplant LLC as agent for Payplant. Pursuant to the Loan Agreement and the terms set forth in the form of promissory note attached as Exhibit A to the Loan Agreement, (the “Note”), Payplant, in its sole and absolute discretion, may loan money to the Borrowers on the basis of purchase orders or invoices issued by the Borrowers to customers for goods and services provided. The term of any loan made to the Borrowers may not exceed 360 days. The principal amount of any loan will accrue interest at a 30-day rate of 2%, calculated per day. Upon the occurrence and during the continuance of an Event of Default, as defined in the Loan Agreement, interest will accrue at a rate equal to the interest rate plus 0.42% per 30 days. In no event will interest, when combined with all fees that may be characterized as interest, exceed the Maximum Rate, as defined in the Loan Agreement. All computations of interest will be made on the basis of a 360-day year. The Borrowers will have the right to prepay any loan upon the payment of a premium of at least 30 days of interest.

As security for the repayment of any loans and the performance of the Borrowers’ Obligations, as defined in the Loan Agreement, the Borrowers granted to Payplant a security interest in the Collateral, as defined in the Loan Agreement.

As of March 31, 2019, there was no principal amount outstanding. As of December 31, 2018, the principal amount outstanding under the Loan Agreement was $96,000 and is included in Short Term Debt in the condensed consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 6 — Accrued Issuable Equity

In connection with the Distribution of its common stock, the Company has reserved in treasury 3,194,120 shares of common stock for eventual issuance to certain holders of Inpixon securities that are currently subject to beneficial ownership limitations in connection with the Distribution. On August 31, 2018, we recorded approximately $128,000. The Accrued Issuable Equity balance as of March 31, 2019 and December 31, 2018 was approximately $74,000.

Note 7 — Related Party Transactions

On December 31, 2018, the Company entered into a note purchase agreement with Inpixon (the “Note Purchase Agreement”) pursuant to which Inpixon, the Company’s former parent, agreed to purchase from the Company at a purchase price equal to the Loan Amount (as defined below), a secured promissory note (the “Related Party Note”) for up to an aggregate principal amount of 3,000,000 (the “Principal Amount”), including any amounts advanced through the date of the Related Party Note (the “Prior Advances”), to be borrowed and disbursed in increments (such borrowed amount, together with the Prior Advances, collectively referred to as the “Loan Amount”), with interest to accrue at a rate of ten percent (10%) per annum on all such Loan Amounts, beginning as of the date of disbursement with respect to any portion of such Loan Amount. In addition, the Company agreed to pay $20,000 to Inpixon to cover Inpixon’ legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Related Party Note (the “Transaction Expense Amount”), all of which amount is included in the Principal Amount. The initial Loan Amount, therefore, includes any amounts disbursed to the Company and the Transaction Expense Amount.

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

On February 4, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $3,000,000 to $5,000,000. On April 15, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $5,000,000 to $8,000,000.

The proceeds received, interest and legal costs accrued in accordance with the Related Party Note as of March 31, 2019 is $7,026,098.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 8 — Commitments and Contingencies

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

Pursuant to the Settlement Agreement, Atlas agreed to (a) reduce the Award by $275,000 resulting in a net award of $941,795 (the “Net Award”) and (b) accept an aggregate of 749,440 shares of freely-tradable common stock of Inpixon (the “Settlement Shares”), in satisfaction of the Award, which was determined by dividing 120% of the Net Award by $1.508, which was the “minimum price,” as defined under Nasdaq Listing Rule 5635(d), of Inpixon’s common stock. The closing occurred on February 21, 2019.

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

The Company has reclassified its obligation of $565,081 in its financial statements from Accounts Payable at December 31, 2018 to Related Party Note, as of February 28, 2019.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

Note 9 — Stockholders’ Deficiency

Treasury stock

As part of the Spin-off, and in connection with the initial Distribution of its common stock, the Company has 11,791,690 shares of common stock reserved for issuance in treasury (a) for the holders of certain Parent warrants who will be entitled to receive shares of the Company’s common stock if the warrants are exercised, and (b) for the holders of Parent securities that were subject to beneficial ownership limitations in connection with the distribution and for future issuances.

During the three months March 31, 2019, the Company reissued 587,201 shares of common stock from treasury in connection with the exercise of Parent warrants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the combined financial statements and the related notes included elsewhere in this Form 10-Q and with our audited financial statements and related notes included on Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2019. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

Although the Spin-off was completed on August 31, 2018, the Company has reflected the Spin-off in these financial statements as if it occurred on September 30, 2018 as the Company determined that the impact is not material to the financial statements.

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

Revenues from our business are typically driven by public sector delivery orders that are received on a monthly basis. During the three months ended March 31, 2019, approximately 99% of our revenues were from these delivery orders. These delivery orders include information technology hardware, software, professional services, warranty and maintenance support, and highly integrated solutions that include two or more of the aforementioned items.

We experience variability in our net sales and operating results on a quarterly basis as a result of many factors. We experience some seasonal trends in our sales of technology solutions to government and educational institutions. For example, the fiscal year-ends of U.S. Public Sector customers vary for those in the federal government space and those in the state and local government and educational institution (“SLED”) space. We generally see an increase in our second quarter sales related to customers in the U.S. SLED sector and in our third quarter sales related to customers in the federal government space as these customers close out their budgets for their fiscal year (June 30th and September 30th, respectively). We may also experience variability in our gross profit and gross profit margin as a result of changes in the various vendor programs we participate in and its effect on the amount of vendor consideration we receive from a particular vendor or their authorized distributor/wholesaler, which may be impacted by a number of events outside of our control. As such, the results of interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the full year.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three-month period ended March 31, 2019 is not necessarily indicative of the results to be expected for the year ending December 31, 2019. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes for the years ended December 31, 2018 and 2017 included in the Form 10-K filed with SEC on March 28, 2019.

Critical Accounting Policies and Estimates

In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 3 of the condensed consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. There have been no changes to estimates during the periods presented in the filing. Historically, changes in management estimates have not been material.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the three months ended March 31, 2019.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three months ended March 31, 2019, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), we routinely evaluate the likelihood of the realization of income tax benefits and the recognition of deferred tax assets. In evaluating the need for any valuation allowance, we will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing our analyses, we consider both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, we considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the three months ended March 31, 2019, based upon certain economic conditions and historical losses through March 31, 2019. After consideration of these factors, we deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax filings that do not meet these recognition and measurement standards. As of March 31, 2019 and the year ended December 31, 2018, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2019 and 2018.

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

The Company’s allowance for doubtful accounts was approximately $65,000 as of March 31, 2019 and December 31, 2018.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	March 31, 2019		March 31, 2018
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$232	87%	$332	27%	(30)%
Services revenues	$34	13%	$914	73%	(96)%
Cost of net revenues - products	$144	54%	$175	14%	(18)%
Cost of net revenues - services	$25	9%	$420	34%	(94)%
Gross profit	$97	36%	$651	52%	(85)%
Operating expenses	$1,835	690%	$2,479	199%	(26)%
Loss from operations	$(1,738)	(653)%	$(1,828)	(147)%	(5)%
Net loss	$(1,884)	(708)%	$(1,711)	(137)%	10%

Revenues

Revenues for the three months ended March 31, 2019 were $266,000 compared to $1.2 million for the comparable period in the prior year. This $980,000 decrease is primarily associated with the decline in revenues as a result of supplier credit limitations resulting in our inability to meet our customers’ requests.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2019 was $169,000 compared to $595,000 for the prior year period. This decrease of $426,000 was primarily attributable to lower sales resulting from the capital constraints and supplier credit limitations.

The gross profit margin for the three months ended March 31, 2019 was 36% compared to 52% during the three months ended March 31, 2018. This decrease in gross margin is primarily due to the capital constraints resulting in our inability to obtain affordable pricing.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 were $1.8 million compared to $2.5 million for the prior year period. This decrease of $0.7 million is primarily attributable to a decrease in compensation costs, occupancy costs and travel costs due to the downsizing of staff and office locations.

Loss from Operations

Loss from operations for the three months ended March 31, 2019 was $1.7 million compared to $1.8 million for the prior year period. This decrease in loss of $0.1 million was attributable to cost efficiencies in 2018.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2019 and 2018. Deferred tax assets resulting from such losses would be fully reserved as of March 31, 2019 and 2018 since, at present, we have no history of taxable income and it is more likely than not those such assets will not be realized.

Net Loss

Net loss for the three months ended March 31, 2019 was $1.9 million compared to $1.7 million for the prior year period. This increase in loss of $0.2 million was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the three months ended March 31, 2019 was a loss of $1.0 million compared to a loss of $1.3 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex, which is our GAAP operating performance measure, to Adjusted EBITDA for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Net loss	$(1,884)	$(1,711)
Adjustments:
Non-recurring one-time charges:
Gain on the settlement of obligations	-	(126)
Gain on earnout	-	(577)
Provision for doubtful accounts	-	16
Severance	-	15
Stock-based compensation - compensation and related benefits	-	30
Interest expense	146	460
Depreciation and amortization	755	592
Adjusted EBITDA	$(983)	$(1,301)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by ASC Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources as of March 31, 2019

Our capital resources and operating results as of and through March 31, 2019, consist of:

1)	an overall working capital deficit of $11.3 million;

2)	cash of $74,000;

3)	we entered into a new revolving credit facility in 2018; and

4)	net cash used in operating activities for the year-to date of $4.7 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash	$74	$-	$74
Accounts receivable, net / accounts payable and accrued liabilities	170	10,945	(10,775)
Other receivables	8	-	8
Other	69	638	(569)
Total	$321	$11,583	$(11,262)

Accounts payable and accrued liabilities exceed the accounts receivable by $10.8 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months.

Net cash used in operating activities during the three months ended March 31, 2019 of $4.7 million consists of net loss of $1.9 million plus non-cash adjustments of $755,000 and net cash used in changes in operating assets and liabilities of ($3.5 million). We expect net cash from operations to increase during the 2nd and 3rd Quarter of 2019, as a result of, the following:

1)	We significantly reduced our cost of operations in 2018 by reducing headcount and office locations. We estimate this to have a $6 million impact on an annual basis.

2)	We are working with our key distributors and financing partners to address our credit limitation issues. We believe revenues during the three months ended March 31, 2019 and the year ended December 31, 2018 could have been higher but were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. We expect to relieve some of these issues by continuing to grow our services revenue.

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

The Company’s continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to close on any financing. The Company’s ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. Inpixon, our parent pre-spin-off has funded our operations primarily with proceeds from public and private offerings of its common stock and secured and unsecured debt instruments and made an additional cash contribution of $2 million prior to the Spin-off which amount was reduced by the aggregate amount of certain operating and other expenses of Sysorex will be satisfied by Inpixon from June 30, 2018 through the Spin-off Date. We depend on our vendors and suppliers to provide us with credit financing on our purchases of products and services. Many of our vendors and suppliers are no longer offering the Company the customary net-30 or net-45 payment terms with credit limits ranging from $100,000 to up to $10 million. Due to our past nonpayment issues to vendors and suppliers, the Company is on a prepay basis for those vendors and suppliers that are willing to supply to customers. In 2019 and 2018, we did experience credit limitations imposed by vendors, which contributed to the decline in revenues by approximately 79% during the three months ended March 31, 2019 as compared to the same period in the prior fiscal year.

As a result of contributions by Inpixon provided following the completion of certain equity financings during 2018, we have been able to begin to improve our credit limitations through negotiated settlements plans with our vendors.  Our vendors, however, could seek to limit the availability of vendor credit to us or modify the other terms under which they sell to us, or both, at any time, which could negatively impact our liquidity.  We have ongoing discussions concerning our liquidity and financial position with the vendor community and third parties that offer various credit protection services to our vendors. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. We also used a revolving credit facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, with the remaining 20%, net of fees paid upon collection of the customer receivable, which is more specifically described below.

Based on future debt and /or equity offerings, projected revenues, the revolving credit facility that the Company entered into in order to continue to finance purchase orders and invoices following the Spin-off and the $7 million related party note from Inpixon, credit limitation improvements resulting or anticipated to result from negotiated vendor settlement arrangements have occurred. There are, however, no guarantees that these sources will be sufficient to provide the capital necessary to fund the Company’s operations during the next twelve months, therefore, the Company does intend to seek other sources of capital to supplement and strengthen its financial position under financing structures that are available to it.

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

On September 21, 2018, the Company entered into the Payplant Loan and Security Agreement (the “Loan Agreement”) with Payplant LLC as agent for Payplant Alternatives Fund LLC (“Payplant”). Pursuant to the Loan Agreement and the terms set forth in the form of promissory note attached as Exhibit A to the Loan Agreement, (the “Note”), Payplant, in its sole and absolute discretion, may loan money to the Borrowers on the basis of purchase orders or invoices issued by the Borrowers to customers for goods and services provided. The term of any loan made to the Borrowers may not exceed 360-days. The principal amount of any loan will accrue interest at a 30-day rate of 2%, calculated per day. Upon the occurrence and during the continuance of an Event of Default, as defined in the Loan Agreement, interest will accrue at a rate equal to the interest rate plus 0.42% per 30 days. In no event will interest, when combined with all fees that may be characterized as interest, exceed the Maximum Rate, as defined in the Loan Agreement. All computations of interest will be made on the basis of a 360-day year. The Borrowers will have the right to prepay any loan upon the payment of a premium of least 30 days of interest.

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

As of March 31, 2019, there was no principal amount outstanding under the Loan Agreement.

Liquidity and Capital Resources as of March 31, 2019 Compared to March 31, 2018

The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2019 and 2018 and certain balances as of the end of those periods are as follows (in thousands):

	For the Three Months Ended March 31,
(thousands, except per share data)	2019	2018
Net cash used in operating activities	$(4,658)	$(5,381)

Net cash provided by financing activities	4,726	5,689

Net increase (decrease) in cash	$68	$308

	March 31, 2019	December 31, 2018

Cash	$74	$6
Working capital deficit	$(11,262)	$(14,956)

Operating Activities:

Net cash used in operating activities during the three months ended March 31, 2019 was 4.7 million. Net cash provided by operating activities during the three months ended March 31, 2018 was $5.4 million. Net cash used in operating activities during the three months ended March 31, 2019 consisted of the following (in thousands):

Net loss	$(1,884)
Non-cash income and expenses	755
Net change in operating assets and liabilities	(3,529)
Net cash used in operating activities	$(4,658)

The non-cash income and expenses of $755,000 consisted primarily of (in thousands):

$4	Depreciation and amortization expense
751	Amortization of intangibles

$755	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled ($3.5 million) and consisted primarily of the following (in thousands):

$152	Decrease in accounts receivable and other receivables
5	Increase in prepaid assets
(3,622)	Decrease in accounts payable
(43)	Decrease in deferred revenue
(12)	Decrease in accrued liabilities and other liabilities
(9)	Decrease in other assets
$(3,529)	Net use of cash in the changes in operating assets and liabilities

Financing Activities:

Net cash provided by financing activities during the three months ended March 31, 2019 was approximately $4.7 million. Net cash provided by financing activities for the three months ended March 31, 2018 was approximately $5.7 million. The net cash provided by financing activities during the three months ended March 31, 2019 was primarily comprised of net advances from Inpixon on a related party note from Inpixon, and payments made on the Company’s revolving line of credit with Payplant.

Going Concern and Management Plans

Our condensed consolidated financial statements as of March 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our financial statements as of March 31, 2019 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of March 31, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2019, there was no principal obligation outstanding under the Loan Agreement.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. Except as disclosed below, there have been no material changes to the risk factors listed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Risks Related to Sysorex’s Business

We have a history of operating losses and working capital deficiency and there is no assurance that we will be able to achieve profitability raise additional financing or continue as a going concern.

We have a history of operating losses and working capital deficiency. We have incurred recurring net losses of approximately $1.9 million and $1.7 million for the three months ended March 31, 2019 and 2018, respectively. We had a working capital deficiency of approximately $11.3 million and $15 million as of March 31, 2019 and December 31, 2018, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Form 10-Q are issued. Implementation of our plans and our ability to continue as a going concern will depend upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. In that regard, our revenues have declined by approximately 78% for the three months ended March 31, 2019 as compared to the same period for the prior fiscal year as a result of our credit limitations with vendors and suppliers limiting our ability to process orders. We have funded our operations primarily with a revolving loan from Inpixon, our former parent. Our history of operating losses, the amount of our debt and the potential for significant judgments to be rendered against us may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

Adverse judgments or settlements in legal proceedings could materially harm our business, financial condition, operating results and cash flows.

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $8.5 million as of March 31, 2019, which is approximately 386% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation.

We may engage in acquisitions, dispositions or other strategic transactions that could disrupt our business, cause dilution to our stockholders or reduce our financial resources.

In the future, we may enter into transactions to acquire or dispose of businesses, products or technologies or to engage in other strategic transactions. We actively evaluate these types of transactions on an ongoing basis. Even if we identify suitable transactions, we may not be able to make such transactions on favorable terms or at all. Any acquisitions or other strategic transactions we consummate may not strengthen our competitive position, and these transactions may be viewed negatively by customers or investors. We may decide to incur debt in connection with an acquisition or issue shares of our common stock or other equity securities to the stockholders of the acquired company, which would cause dilution to our existing stockholders. We could incur losses resulting from such strategic transactions, including undiscovered liabilities of the acquired business that are not covered by any indemnification we may obtain from a seller. In addition, we may not be able to successfully integrate any acquired personnel, technologies and operations into our existing business in an effective, timely and non-disruptive manner. Any dispositions may also cause us to lose revenue and may not strengthen our financial position. Strategic transactions may also divert management attention from day-to-day responsibilities, increase our expenses, result in accounting charges, and reduce our cash available for operations and other uses. We cannot predict the number, timing or size of future strategic transactions or the effect that any such transactions might have on our operating results.

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

Date: May 13, 2019	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

3.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018

3.2.1	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018

3.2.2	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018

4.1	Secured Promissory Note, dated as of December 31, 2018.	8-K	000-55924	4.2	December 31, 2018

10.1	First Amendment Agreement, dated as of February 4, 2019, between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	February 8, 2019

10.2	Settlement Agreement, dated as of February 20, 2019, by and among Inpixon, Sysorex, Inc. and Atlas Technology Group, LLC.	8-K	000-55924	10.1	February 20, 2019

10.3	Second Amendment Agreement, dated as of April 2, 2019, between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	April 5, 2019

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019					X

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instant Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

# This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.