Form 10-Q
period 2019-06-30
Sysorex, Inc.
filed 2019-08-12
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.00001	371,378
(Class)	Outstanding at August 12, 2019

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

Note Regarding Reverse Stock Split

Except where indicated, all share and per share data in this Form 10-Q, including the unaudited condensed consolidated financial statements, reflect the 1-for-100 reverse stock split of the Company’s issued and outstanding common stock and treasury stock effected on July 30, 2019.

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

The results for the period ended June 30, 2019 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2018 and 2017 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(In thousands of dollars, except number of shares and par value data)

	As of	As of
	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$13	$6
Accounts receivable, net	18	321
Other receivables	6	9
Prepaid licenses and maintenance contracts	5	15
Prepaid assets and other current assets	49	50

Total Current Assets	91	401

Property and equipment, net	18	27
Intangible assets, net	1,070	2,572
Other assets	29	35

Total Assets	$1,208	$3,035

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$8,262	$13,976
Accrued liabilities	316	603
Short-term debt, net of discount	563	596
Deferred revenue	90	182

Total Current Liabilities	9,231	15,357

Long Term Liabilities
Related party payable	10,031	2,204
Acquisition liability - Integrio	62	62
Other liabilities	45	74

Total Liabilities	19,369	17,697

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 416,482 shares issued as of June 30, 2019 and December 31, 2018 and 341,105 shares and 335,233 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	-	-
Treasury stock, at cost, 75,378 shares at June 30, 2019 and 81,250 shares at December 31, 2018	-	-
Additional paid-in-capital	(11,539)	(11,539)
Accumulated deficit	(6,622)	(3,123)
Total Stockholders’ Deficit	(18,161)	(14,662)
Total Liabilities and Stockholders’ Deficit	$1,208	$3,035

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenues
Products	$1,109	$568	$1,341	$900
Services	175	421	209	1,335
Total Revenues	1,284	989	1,550	2,235

Cost of Revenues
Products	968	271	1,112	446
Services	142	290	167	710
Total Cost of Revenues	1,110	561	1,279	1,156

Gross Profit	174	428	271	1,079

Operating Expenses
Research and development	-	68	-	157
Sales and marketing	274	496	560	1,133
General and administrative	468	1,311	1,266	2,545
Gain on Earnout	-	(577)	-	(934)
Amortization of intangibles	751	519	1,502	1,038

Total Operating Expenses	1,493	1,817	3,328	3,939

Loss from Operations	(1,319)	(1,389)	(3,057)	(2,860)

Other Income (Expenses)
Interest expense	(325)	(276)	(471)	(736)
Other income, net	29	382	29	603

Total Other Income (Expense)	(296)	106	(442)	(133)

Net Loss	$(1,615)	$(1,283)	$(3,499)	$(2,993)
Net Loss per share - basic and diluted	$(4.73)	$(4.55)	$(10.29)	$(10.61)
Weighted Average Shares Outstanding - basic and diluted	341,104	282,083	340,098	282,083

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2019

(In thousands of dollars, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	416,482	$-	81,250	$-	$(11,539)	$(3,123)	$(14,662)

Shares reissued from Treasury related to exercise of former parent warrants	-	-	(5,872)	-	-	-	-

Net Loss	-	-	-	-	-	(1,884)	(1,884)
Balance – March 31, 2019	416,482	-	75,378	-	(11,539)	(5,007)	(16,546)

Net loss	-	-	-	-	-	(1,615)	(1,615)

Balance – June 30, 2019	416,482	$-	75,378	$-	$(11,539)	$(6,622)	$(18,161)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2018

(In thousands of dollars, except share data)

(Unaudited)

					Additional	Net
	Common Stock		Treasury Stock		Paid-In	Parent	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance - January 1, 2018	400,000	$-	117,917	$-	$-	$(22,172)	$-	$(22,172)

Adoption of accounting standards	-	-	-	-	-	1,287	-	1,287

Net loss	-	-	-	-	-	(1,710)	-	(1,710)

Net distributions from Parent	-	-	-	-	-	6,019	-	6,019

Balance - March 31, 2018	400,000	-	117,917	-	-	(16,576)	-	(16,576)

Net Loss	-	-	-	-	-		-
						(1,283)		(1,283)
Net distributions from Parent	-	-	-	-	-	4,686	-	4,686

Balance - June 30, 2018	400,000	$-	117,917	$-	$-	$(13,173)	$-	$(13,173)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(3,499)	(2,993)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	9	99
Amortization of intangibles	1,502	1,038
Stock based compensation	-	55
Gain on earnout	-	(934)
Gain on the settlement of vendor liabilities	(44)	(209)
Amortization of debt discount	63	299
Provision for doubtful accounts	(25)	41
Other	-	18

Changes in operating assets and liabilities:
Accounts receivable	328	1,108
Other receivables	2	7
Prepaid assets and other current assets	2	155
Prepaid licenses and maintenance contracts	9	(12)
Other assets	6	(36)
Accounts payable	(5,670)	(6,050)
Accrued liabilities	(287)	(2,694)
Accrued issuable equity	(29)	-
Deferred revenue	(92)	15

Total Adjustments	(4,226)	(7,100)

Net Cash Used In Operating Activities	(7,725)	(10,093)

Cash Flows From Investing Activities
Purchase of property and equipment	-	(15)
Net Cash Used In Investing Activities	-	(15)

Cash Flows From Financing Activities
Related party advances	7,827	-
Repayments on revolver line of credit	(95)	-
Net distributions from (to) parent	-	10,350

Net Cash Provided by Financing Activities	7,732	10,350

Net Increase in Cash	7	242

Cash – beginning of period	6	22

Cash – end of period	$13	$264

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$43	$264
Income taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The Spin-Off

On August 31, 2018 (the “Distribution Date”), the Company became an independent company through the pro rata distribution by Inpixon of 100% of the outstanding common stock of Sysorex to Inpixon equity holders (the “Distribution”). Each Inpixon equity holder of record as of the close of business on August 21, 2018 received one share of the Company’s common stock (on a pre-reverse stock split basis) for every three shares of Inpixon common stock held on the record date or such number of shares of common stock issuable upon complete conversion of Inpixon convertible preferred stock or exercise of certain participating warrants. Approximately 400,000 shares of the Company’s common stock were distributed on the Distribution Date to Inpixon equity holders. In connection with the initial Distribution of its common stock, the Company reserved 117,917 shares of common stock for issuance in treasury (a) to the holders of certain Inpixon warrants who will be entitled to receive shares of the Company’s common stock if the warrants are exercised, and (b) the holders of Inpixon securities that were subject to beneficial ownership limitations in connection with the distribution and for future issuances. The Company’s common stock began regular-way trading on the OTC Markets under the symbol “SYSX” on September 4, 2018.

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

Going Concern and Management’s Plans

As of June 30, 2019, the Company had cash balance of $13,000 and a working capital deficit of approximately $9.1 million. In addition, the Company has a stockholders’ deficit of approximately $18.2 million. For the six months ended June 30, 2019 and 2018, the Company incurred net losses of approximately $3.5 million and $3.0 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of June 30, 2019, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from financing from our related party note (as defined in Note 7 below) and other short-term borrowings, higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the year ending December 31, 2019. As a result, substantial doubt exists that the Company will be able to support its obligations for the next twelve months. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities. In addition, the Company is evaluating various strategic transactions and acquisitions of companies with technologies and intellectual property that the Company believes will enhance our products and services by adding technology, differentiation, customers and/or revenue. The Company is primarily looking for accretive opportunities that have business value and operational synergies. If the Company makes any acquisitions in the future, the Company expects to pay for such acquisitions using our equity securities, cash and debt financing in combinations appropriate for each acquisition.

The Company’s condensed consolidated financial statements as of June 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin. The Company’s condensed consolidated financial statements as of June 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 2 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the six-month period ended June 30, 2019 is not necessarily indicative of the results to be expected for the year ending December 31, 2019. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2018 and 2017 included in the Annual Report on Form 10-K filed with SEC on March 28, 2019.

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

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications have no effect on previous reported earnings.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the six months ended June 30, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

The following table sets forth the percentages of revenue derived by the Company from those customers that accounted for at least 10% of revenues during the six months ended June 30, 2019 and 2018 (in thousands of dollars):

	For the Six Months Ended June 30, 2019		For the Six Months Ended June 30, 2018
	$	%	$	%
Customer A	999	61%	--	--
Customer B	494	30%
Customer C	--	--	512	23%
Customer D	--	--	422	19%

The following table sets forth the percentages of revenue derived by the Company from those customers that accounted for at least 10% of revenues during the three months ended June 30, 2019 and 2018 (in thousands of dollars):

	For the Three Months Ended June 30, 2019		For the Three Months Ended June 30, 2018
	$	%	$	%
Customer A	999	81%	--	--
Customer B	171	14%
Customer C	--	--	211	21%
Customer D	--	--	187	19%
Customer E	--	--	157	16%
Customer F	--	--	106	11%

As of June 30, 2019, Customer B represented approximately 52% of total accounts receivable. As of June 30, 2018, Customer C represented approximately 19%, Customer D represented approximately 27%, Customer E represented approximately 0%, and Customer F represented approximately 15% of total accounts receivable.

For the six months ended June 30, 2019, three vendors represented approximately 76%, 11%, and 11% of total purchases. Purchases from these vendors during the six months ended June 30, 2019 were $1.0 million, $0.1 million, and $0.1 million. For the three months ended June 30, 2019, one vendor represented approximately 87% of total purchases. Purchases from this vendor during the three months ended June 30, 2019 was $0.9 million. For the six months ended June 30, 2018, two vendors represented approximately 37% and 29% of total purchases. Purchases from these vendors during the six months ended June 30, 2018 were $0.2 million and $0.2 million. For three months ended June 30, 2018, four vendors represented approximately 45%, 35%, 16% and 11% of total purchases. Purchases from these vendors during the three months ended June 30, 2018 were $0.1 million, $0.09 million, $0.04 million, and $0.03 million.

As of June 30, 2019, two vendors represented approximately 35%, and 17% of total gross accounts payable. As of June 30, 2018, two vendors represented approximately 38% and 20% of total gross accounts payable.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 5 — Short-Term Debt

Short Term Debt as of June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2019	2018
Short-Term Debt
Chicago Venture Convertible Note payable (A)	$563	$500
Revolving Credit Facility (B)	-	96
Total Short-Term Debt	$563	$596

(A) Chicago Venture Convertible Note Payable

On December 31, 2018, the Company issued a $625,000 principal face amount convertible promissory note (the “Convertible Note”) to an investor (the “Lender”), which yielded net proceeds of $500,000 to the Company pursuant to a Securities Purchase Agreement, dated as of December 31, 2018, by and between the Company and the Lender. The Convertible Note bears interest at the rate of 10% per year and is due and payable 10 months after the date of issuance. The Convertible Note carries an original issue discount of $105,000 and the Company agreed to pay $20,000 to the Lender to cover its transaction costs incurred with the purchase and sale of the Convertible Note.

The agreement states that the Lender has the right to convert all or part of the outstanding balance into fully paid and non-assessable shares of common stock. The conversion formula is as follows: the number of shares will equal the amount of the outstanding balance of the Convertible Note being converted divided by $5.00 per share. Since the value of the underlying equity on the commitment date was $2.29 per share, which was less than the lender conversion price $5.00, the Company determined there was no beneficial conversion feature.

The lender conversion price is subject to certain adjustment such as down-round features whereby the agreement notes that if the Company were to sell, issue or grant any common stock, option to purchase common stock, right to reprice, preferred shares convertible into common stock, or debt, warrants, options or other securities which are convertible, exercisable, or exchangeable for shares of common stock at a price per share less than the lender conversion price, then the lender conversion price shall be reduced to equal the new lower price, subject to a floor of $1.00 per share. When and if there is an adjustment under the down-round provision, the Company will analyze the accounting treatment of the adjustment.

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

On September 21, 2018, the Company entered into the Payplant Loan and Security Agreement (the “Loan Agreement”) with Payplant LLC as agent for Payplant. Pursuant to the Loan Agreement and the terms set forth in the form of promissory note attached as Exhibit A to the Loan Agreement, (the “Note”), Payplant, in its sole and absolute discretion, may loan money to the Company on the basis of purchase orders or invoices issued by the Company to customers for goods and services provided. The term of any loan made to the Company may not exceed 360 days. The principal amount of any loan will accrue interest at a 30-day rate of 2%, calculated per day. Upon the occurrence and during the continuance of an Event of Default, as defined in the Loan Agreement, interest will accrue at a rate equal to the interest rate plus 0.42% per 30 days. In no event will interest, when combined with all fees that may be characterized as interest, exceed the Maximum Rate, as defined in the Loan Agreement. All computations of interest will be made on the basis of a 360-day year. The Company will have the right to prepay any loan upon the payment of a premium of at least 30 days of interest.

As security for the repayment of any loans and the performance of the Company’s Obligations, as defined in the Loan Agreement, the Company granted to Payplant a security interest in the Collateral, as defined in the Loan Agreement.

As of June 30, 2019, there was no principal amount outstanding. As of December 31, 2018, the principal amount outstanding under the Loan Agreement was $96,000 and is included in Short Term Debt in the condensed consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 6 — Accrued Issuable Equity

In connection with the Distribution of its common stock, the Company has 31,941 shares of common stock reserved in treasury for eventual issuance to certain holders of Inpixon securities that are currently subject to beneficial ownership limitations in connection with the Distribution. On August 31, 2018, we recorded approximately $128,000. The Accrued Issuable Equity balance as of June 30, 2019 and December 31, 2018 was approximately $45,000 and $74,000, respectively.

Note 7 — Related Party Transactions

On December 31, 2018, the Company entered into a note purchase agreement with Inpixon (the “Note Purchase Agreement”) pursuant to which Inpixon, the Company’s former parent (also referred to herein as the “Parent”), agreed to purchase from the Company at a purchase price equal to the Loan Amount (as defined below), a secured promissory note (the “Related Party Note”) for up to an aggregate principal amount of 3,000,000 (the “Principal Amount”), including any amounts advanced through the date of the Related Party Note (the “Prior Advances”), to be borrowed and disbursed in increments (such borrowed amount, together with the Prior Advances, collectively referred to as the “Loan Amount”), with interest to accrue at a rate of ten percent (10%) per annum on all such Loan Amounts, beginning as of the date of disbursement with respect to any portion of such Loan Amount. In addition, the Company agreed to pay $20,000 to Inpixon to cover Inpixon’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Related Party Note (the “Transaction Expense Amount”), all of which amount is included in the Principal Amount. The initial Loan Amount, therefore, includes any amounts disbursed to the Company and the Transaction Expense Amount.

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

On February 4, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $3,000,000 to $5,000,000. On April 15, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $5,000,000 to $8,000,000. On May 22, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $8,000,000 to $10,000,000.

The proceeds received, interest and legal costs accrued in accordance with the Related Party Note as of June 30, 2019 is $10,031,431. As further discussed in Note 8 – Commitments and Contingencies, Litigation, the Company has reclassified its obligation of $565,081 in its financial statements from Accounts Payable at December 31, 2018 to Related Party Note, as of February 28, 2019.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

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

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

Note 9 — Stockholders’ Deficiency

Treasury stock

As part of the Spin-off, and in connection with the initial Distribution of its common stock, the Company has 117,917 shares of common stock reserved for issuance in treasury (a) for the holders of certain Parent warrants who will be entitled to receive shares of the Company’s common stock if the warrants are exercised, and (b) for the holders of Parent securities that were subject to beneficial ownership limitations in connection with the distribution and for future issuances.

During the six months ended June 30, 2019, the Company reissued 5,872 shares of common stock from treasury in connection with the exercise of Parent warrants.

Note 10 — Reverse Stock Split

On July 25, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to effect a 1-for-100 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of July 30, 2019. The financial statements and accompanying notes give effect to the 1-for-100 reverse stock split as if they occurred at the first period presented.

Note 11 — Subsequent Event

On July 5, 2019, the Company issued 22,857 shares of common stock for the settlement of approximately $20,000 of short-term debt.

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

On August 31, 2018, Inpixon completed the spin-off (the “Spin-off”) of its value-added reseller business from its indoor positioning analytics business by way of a distribution of all the shares of common stock of Inpixon’s wholly-owned subsidiary, Sysorex, Inc., a Nevada corporation (“Sysorex,” “we,” “us,” “our” and similar terms), to holders of Inpixon’s common stock, preferred stock and certain Inpixon warrants as of August 21, 2018 (the “Record Date”). The distribution occurred by way of a pro rata stock distribution to such holders of common stock, preferred stock and warrants, each of whom received one share of Sysorex common stock (on a pre-reverse stock split basis) for every three shares of Inpixon common stock held (or into which such preferred stock was convertible or warrants were exercisable) on the Record Date.

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

Revenues from our business are typically driven by public sector delivery orders that are received on a monthly basis. During the six months ended June 30, 2019, 100% of our revenues were from these delivery orders. These delivery orders include information technology hardware, software, professional services, warranty and maintenance support, and highly integrated solutions that include two or more of the aforementioned items.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the six-month period ended June 30, 2019 is not necessarily indicative of the results to be expected for the year ending December 31, 2019. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes for the years ended December 31, 2018 and 2017 included in the Form 10-K filed with SEC on March 28, 2019.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the six months ended June 30, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the six months ended June 30, 2019.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the six months ended June 30, 2019, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), we routinely evaluate the likelihood of the realization of income tax benefits and the recognition of deferred tax assets. In evaluating the need for any valuation allowance, we will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing our analyses, we consider both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, we considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the six months ended June 30, 2019, based upon certain economic conditions and historical losses through June 30, 2019. After consideration of these factors, we deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax filings that do not meet these recognition and measurement standards. As of June 30, 2019 and the year ended December 31, 2018, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the six months ended June 30, 2019 and 2018.

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

The Company’s allowance for doubtful accounts was approximately $25,000 and $65,000 as of June 30, 2019 and December 31, 2018, respectively.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	June 30, 2019		June 30, 2018
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$1,109	86%	$568	57%	95%
Services revenues	$175	14%	$421	43%	(58)%
Cost of net revenues - products	$968	75%	$271	27%	257%
Cost of net revenues - services	$142	11%	$290	29%	(51)%
Gross profit	$174	14%	$428	43%	(59)%
Operating expenses	$1,493	116%	$1,817	184%	(18)%
Loss from operations	$(1,319)	(103)%	$(1,389)	(140)%	5%
Net loss	$(1,615)	(126)%	$(1,283)	(130)%	26%

Revenues

Revenues for the three months ended June 30, 2019 and June 30, 2018 were approximately $1.3 million and $1.0 million, respectively. The Company continues to improve its product division sales and is expected to improve its service revenue sales once capital and credit restraints are relieved.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2019 was $1.1 million compared to $0.6 million for the prior year period. The cost increase of $0.5 million is attributable to increased product revenues.

The gross profit margin for the three months ended June 30, 2019 was 14% compared to 43% during the three months ended June 30, 2018. This decrease in gross margin is primarily due to the capital constraints resulting in our inability to obtain affordable pricing.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 were $1.5 million compared to $1.8 million for the prior year period. This decrease of $0.3 million is primarily attributable to a decrease in compensation costs, occupancy costs and travel costs of approximately $0.9 million due to the downsizing of staff and office locations, offset by the gain on earnout of $0.6 million recorded in 2018.

Loss from Operations

Loss from operations for the three months ended June 30, 2019 was $1.3 million compared to $1.4 million for the prior year period.

Provision for Income Taxes

There was no provision for income taxes for the three months ended June 30, 2019 and 2018. Deferred tax assets resulting from such losses would be fully reserved as of June 30, 2019 and 2018 since, at present, we have no history of taxable income and it is more likely than not those such assets will not be realized.

Net Loss

Net loss for the three months ended June 30, 2019 was $1.6 million compared to $1.3 million for the prior year period. This increase in loss of $0.3 million was attributable to the changes described for the various reporting captions discussed above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Six Months Ended
	June 30, 2019		June 30, 2018
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$1,341	87%	$900	40%	49%
Services revenues	$209	13%	$1,335	60%	(84)%
Cost of net revenues - products	$1,112	72%	$446	20%	149%
Cost of net revenues - services	$167	11%	$710	32%	(76)%
Gross profit	$271	17%	$1,079	48%	(60)%
Operating expenses	$3,328	215%	$3,939	176%	(16)%
Loss from operations	$(3,057)	(197)%	$(2,860)	(128)%	7%
Net loss	$(3,499)	(226)%	$(2,993)	(134)%	17%

Revenues

Revenues for the six months ended June 30, 2019 were $1.6 million compared to $2.2 million for the prior year period. This $0.6 million decrease is primarily associated with the decline in revenues as a result of supplier credit limitations resulting in our inability to meet our customers’ requests.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2019 was $1.3 million compared to 1.2 million for the prior year period. This increase of $0.1 was primarily attributable to lower sales resulting from the capital constraints and supplier credit limitations.

The gross profit margin for the six months ended June 30, 2019 was 17% compared to 48% during the six months ended June 30, 2018. This decrease in gross margin is primarily due to the capital constraints resulting in our inability to obtain affordable pricing.

Operating Expenses

Operating expenses for the six months ended June 30, 2019 were $3.3 million compared to $3.9 million for the prior year period. This decrease of $0.6 million is primarily attributable to a decrease in compensation costs, occupancy costs and travel costs due to the downsizing of staff and office locations offset by the gain on earnout of $0.9 million recorded in 2018.

Loss from Operations

Loss from operations for the six months ended June 30, 2019 was $3.1 million compared to $2.9 million for the prior year period. This increase in loss of $0.2 million was attributable to is primarily due to the capital constraints resulting in our inability to obtain affordable pricing.

in 2019 offset by the gain on earnout recorded in 2018.

Provision for Income Taxes

There was no provision for income taxes for the six months ended June 30, 2019 and 2018. Deferred tax assets resulting from such losses would be fully reserved as of June 30, 2019 and 2018 since, at present, we have no history of taxable income and it is more likely than not those such assets will not be realized.

Net Loss

Net loss for the six months ended June 30, 2019 was $3.5 million compared to $3.0 million for the prior year period. This increase in loss of $0.5 million was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the three months ended June 30, 2019 was a loss of $0.6 million compared to a loss of $1.3 million for the prior year period. Adjusted EBITDA for the six months ended June 30, 2019 was a loss of $1.6 million compared to a loss of $2.8 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,615)	$(1,283)	$(3,499)	$(2,993)
Adjustments:
Non-recurring one-time charges:
Gain on the settlement of obligations	(44)	(83)	(44)	(209)
Gain on earnout	-	(358)	-	(934)
Gain on sale of contracts	-	(601)	-	(601)
Provision for doubtful accounts	(25)	25	(25)	41
Severance	-	-	-	15
Stock-based compensation - compensation and related benefits	-	25	-	55
Interest expense	325	276	471	736
Depreciation and amortization	756	545	1,511	1,137
Adjusted EBITDA	$(603)	$(1,454)	$(1,586)	$(2,753)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by ASC Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources – General:

Our capital resources and operating results as of and through June 30, 2019, consist of:

1)	an overall working capital deficit of $9.1 million;

2)	cash of $13,000;

3)	a revolving credit facility entered into in 2018; and

4)	net cash used in operating activities for the year-to date of $7.7 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash	$13	$-	$13
Accounts receivable, net / accounts payable and accrued liabilities	18	8,578	(8,560)
Other receivables	6	-	6
Other	54	653	(599)
Total	$91	$9,231	$(9,140)

Accounts payable and accrued liabilities exceed the accounts receivable by $8.6 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months.

Net cash used in operating activities during the six months ended June 30, 2019 of $7.7 million consists of net loss of ($3.5) million plus non-cash adjustments of $1.5 million and net cash used in changes in operating assets and liabilities of ($5.7) million. We expect net cash from operations to increase during the 3rd and 4th Quarter of 2019, as a result of, the following:

1)	We significantly reduced our cost of operations in 2018 by reducing headcount and office locations, estimated to have a $6 million impact on an annual basis. We continue to search for cost efficiencies and estimate to have saved approximately $0.3 million for the six months ended June 30, 2019.

2)	We are working with our key distributors and financing partners to address our credit limitation issues. We believe revenues during the three months ended June 30, 2019 and the year ended December 31, 2018 could have been higher but were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. We expect to relieve some of these issues by continuing to grow our services revenue.

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

The Company’s continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to close on any financing. The Company’s ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. Inpixon, our parent pre-Spin-off, has funded our operations primarily with proceeds from public and private offerings of its common stock and secured and unsecured debt instruments and made an additional cash contribution of $2 million prior to the Spin-off which amount was reduced by the aggregate amount of certain operating and other expenses of Sysorex from June 30, 2018 through the Spin-off. We depend on our vendors and suppliers to provide us with credit financing on our purchases of products and services. Many of our vendors and suppliers are no longer offering the Company the customary net-30 or net-45 payment terms with credit limits ranging from $100,000 to up to $10 million. Due to our past nonpayment issues to vendors and suppliers, the Company is on a prepay basis for those vendors and suppliers that are willing to supply to customers. As a result, restrictions exist obtaining financing for large customer orders. In 2019, we experienced increased credit limitations imposed by vendors, which contributed to the decline in revenues by approximately 45% during the six months ended June 30, 2019 as compared to the same period in the prior fiscal year.

As a result of contributions by Inpixon provided following the completion of certain equity financings during 2018 and 2019, we have been able to begin to improve our credit limitations through negotiated settlements plans with our vendors.  Our vendors, however, could seek to limit the availability of vendor credit to us or modify the other terms under which they sell to us, or both, at any time, which could negatively impact our liquidity.  We have ongoing discussions concerning our liquidity and financial position with the vendor community and third parties that offer various credit protection services to our vendors. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. We also used a revolving credit facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, with the remaining 20%, net of fees paid upon collection of the customer receivable, which is more specifically described below.

Based on future debt and /or equity offerings, projected revenues, the revolving credit facility that the Company entered into in order to continue to finance purchase orders and invoices following the Spin-off and the $10 million related party note from Inpixon, credit limitation improvements resulting or anticipated to result from negotiated vendor settlement arrangements have occurred. There are, however, no guarantees that these sources will be sufficient to provide the capital necessary to fund the Company’s operations during the next twelve months, therefore, the Company does intend to seek other sources of capital to supplement and strengthen its financial position under financing structures that are available to it.

Our history of operating losses, the amount of our indebtedness and the potential for significant judgments to be rendered against us may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. We are evaluating various strategic transactions and acquisitions of companies with technologies and intellectual property that we believe will enhance our products and services by adding technology, differentiation, customers and/or revenue. We are primarily looking for accretive opportunities that have business value and operational synergies. If we make any acquisitions in the future, we expect that we may pay for such acquisitions using our equity securities, cash and debt financing in combinations appropriate for each acquisition.

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

As of June 30, 2019, there was no principal amount outstanding under the Loan Agreement.

Liquidity and Capital Resources as of June 30, 2019 Compared to June 30, 2018

The Company’s net cash flows used in operating, investing and financing activities for the six months ended June 30, 2019 and 2018 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
(thousands, except per share data)	2019	2018
Net cash used in operating activities	$(7,725)	$(10,093)
Net cash used in investing activities	-	(15)
Net cash provided by financing activities	7,732	10,350

Net increase in cash	$7	$242

	June 30, 2019	December 31, 2018

Cash	$13	$6
Working capital deficit	$(9,140)	$(14,956)

Operating Activities:

Net cash used in operating activities during the six months ended June 30, 2019 was $7.7 million. Net cash provided by operating activities during the six months ended June 30, 2018 was $7.7 million. Net cash used in operating activities during the six months ended June 30, 2019 consisted of the following (in thousands):

Net loss	$(3,499)
Non-cash income and expenses	1,505
Net change in operating assets and liabilities	(5,731)
Net cash used in operating activities	$(7,725)

The non-cash income and expenses of $1,505,000 consisted primarily of (in thousands):

$9	Depreciation and amortization expense
1,502	Amortization of intangibles
63	Amortization of debt discount
(44)	Gain on settlement of vendor liabilities
(25)	Provision for doubtful accounts
$1,505	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities totaled ($5.7) million and consisted primarily of the following (in thousands):

$330	Decrease in accounts receivable and other receivables
11	Decrease in prepaid assets
(5,670)	Decrease in accounts payable
(92)	Decrease in deferred revenue
(316)	Decrease in accrued liabilities and other liabilities
6	Decrease in other assets
$(5,731)	Net use of cash in the changes in operating assets and liabilities

Financing Activities:

Net cash provided by financing activities during the six months ended June 30, 2019 was approximately $7.7 million. Net cash provided by financing activities for the six months ended June 30, 2018 was approximately $10.4 million. The net cash provided by financing activities during the six months ended June 30, 2019 was primarily comprised of net advances from Inpixon on a related party note from Inpixon, and payments made on the Company’s revolving line of credit with Payplant.

Going Concern and Management Plans

Our condensed consolidated financial statements as of June 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our financial statements as of June 30, 2019 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of June 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

As security for the repayment of any loans and the performance of the Borrowers’ Obligations, as defined in the Loan Agreement, the Borrowers granted to Payplant a security interest in the Collateral, as defined in the Loan Agreement. As of June 30, 2019, there was no principal obligation outstanding under the Loan Agreement.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

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

We have a history of operating losses and working capital deficiency. We have incurred recurring net losses of approximately $3.5 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively. We had a working capital deficiency of approximately $9.1 million and $15 million as of June 30, 2019 and December 31, 2018, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Form 10-Q are issued. Implementation of our plans and our ability to continue as a going concern will depend upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. In that regard, our revenues have declined by approximately 45% for the six months ended June 30, 2019 as compared to the same period for the prior fiscal year as a result of our credit limitations with vendors and suppliers limiting our ability to process orders. We have funded our operations primarily with a revolving loan from Inpixon, our former parent. Our history of operating losses, the amount of our debt and the potential for significant judgments to be rendered against us may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

Adverse judgments or settlements in legal proceedings could materially harm our business, financial condition, operating results and cash flows.

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $6.1 million as of June 30, 2019, which is approximately 505% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation.

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

The Spin-off could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial position and results of operations.

Disputes with third parties could arise out of the Spin-off, and we could experience unfavorable reactions to the Spin-off from employees, investors, or other interested parties. These disputes and reactions of third parties could have a material adverse effect on our business, financial position, and results of operations. In addition, following the Spin-off, disputes between Inpixon and us could arise in connection with any of the Spin-off related agreements.

We may not achieve some or all of the expected benefits of the Spin-off, and the Spin-off may adversely affect our business.

We may not be able to achieve the full strategic and financial benefits expected to result from the Spin-off, or such benefits may be delayed or not occur at all. The Spin-off is expected to provide the following benefits, among others:

●	allow us to more effectively pursue our own distinct operating priorities and strategies, and enable our management to pursue opportunities for long-term growth and profitability, and to recruit, retain and motivate employees pursuant to compensation policies which are appropriate for our lines of business;

●	permit us to concentrate our financial resources solely on our own operations, providing greater flexibility to invest capital in our business in a time and manner appropriate for our distinct strategy and business needs; and

●	enable investors to evaluate the merits, performance and future prospects of our businesses and to invest in us separately based on these distinct characteristics.

We may not achieve these or other anticipated benefits for a variety of reasons, including, among others: (a) the Spin-off has required significant amounts of management's time and effort, which could otherwise have been spent operating and growing our business; (b) following the Spin-off, our common stock price may be more susceptible to market fluctuations and other events particular to one or more of our products than if we were still a part of Inpixon; and (c) following the Spin-off, our operational and financial profiles have changed such that our diversification of revenue sources has diminished, and our results of operations, cash flows, working capital, and financing requirements may be subject to increased volatility than prior to the Spin-off. Additionally, we may experience unanticipated competitive developments, including changes in the conditions of our markets that could negate the expected benefits from the Spin-off. In addition, we have incurred one-time costs in connection with the Spin-off that may negate some of the benefits we expect to achieve. If we do not realize some or all of the benefits expected to result from the Spin-off, or if such benefits are delayed, our business, financial condition, and results of operations and cash flows could be adversely affected.

Either we or Inpixon may fail to perform our obligations under the Separation and Distribution Agreement.

In connection with the Spin-off, we entered into a Separation and Distribution Agreement with Inpixon (as amended, the “Separation Agreement”), a transition services agreement, a tax matters agreement, an employee matters agreement and an assignment and assumption agreement. If we or Inpixon fail to comply with these agreements, including our respective indemnification obligations, our financial condition and results of operations could be adversely affected.

Pursuant to the terms of the Separation Agreement, we agreed to indemnify Inpixon for certain liabilities and the cost of such indemnification obligations may have a material and adverse effect on our financial performance.

Pursuant to the terms of the Separation Agreement, Inpixon agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to hold us harmless from such liabilities, or that Inpixon’s ability to satisfy its indemnification obligation will not be impaired in the future.

In addition, third parties could also seek to hold us responsible for liabilities that Inpixon has agreed to assume, and there can be no assurance that the indemnity from Inpixon will be sufficient to protect us against the full amount of such liabilities, or that Inpixon will be able to fully satisfy its indemnification obligations. In addition, insurers may attempt to deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Spin-off.

A court could deem the Spin-off to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

If a third party challenged the Spin-off, a court could determine that the Spin-off or certain internal restructuring transactions undertaken in connection with the Spin-off constituted a fraudulent conveyance or transfer. Fraudulent conveyances or transfers are defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. In such circumstances, a court could void the Spin-off or impose substantial liabilities upon us, which could adversely affect our financial condition and our results of operations. Among other things, the court could also require our stockholders to return to Inpixon some or all of the shares of our common stock issued in the Spin-off or require Inpixon to fund our liabilities for the benefit of creditors.

Our Chairman of the Board and director, Nadir Ali, is also a director and Chief Executive Officer of Inpixon. In addition, certain of our directors and executive officers own shares of Inpixon common stock. These interrelationships may create, or appear to create, conflicts of interest.

Mr. Ali, our Chairman of the Board and director, is also the Chief Executive Officer and a director of Inpixon. Mr. Ali’s dual roles may create conflicts of interest between Mr. Ali’s obligations to our company and its shareholders and his obligations to Inpixon and its shareholders. For example, Mr. Ali may be in a position to influence whether we comply with our obligations under the Note Purchase Agreement, and whether Inpixon lends additional amounts to us, waive defaults or accelerates such indebtedness or takes other steps as a secured creditor in a manner that may be viewed as contrary to the best interests of either our company or Inpixon and their respective stockholders. In addition, Mr. Ali is required from time to time to spend a significant portion of his work time attending to the business and affairs of Inpixon. During such periods, he may be unable to devote sufficient time to our business.

Mr. Ali also own shares of Inpixon common stock. The continued ownership of such common stock creates or may create the appearance of a conflict of interest when he is faced with decisions that could have different implications for us and for Inpixon.

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

Date: August 12, 2019	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

3.1.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018

3.1.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019

3.2.1	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018

3.2.2	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018

4.1	Secured Promissory Note, dated as of December 31, 2018.	8-K	000-55924	4.2	December 31, 2018

10.1	Second Amendment Agreement, dated as of April 2, 2019, between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	April 5, 2019

10.2	Third Amendment Agreement, dated as of May 22, 2019, between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	May 22, 2019

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019					X

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instant Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

# This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.