Form 10-Q
period 2019-09-30
Sysorex, Inc.
filed 2019-11-12
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(800) 929-3871

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2019, there were 407,544 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

The results for the period ended September 30, 2019 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2018 and 2017 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2019.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(In thousands, except number of shares and par value data)

	As of	As of
	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$48	$6
Accounts receivable, net	391	321
Prepaid assets and other current assets	27	74

Total Current Assets	466	401

Property and equipment, net	13	27
Intangible assets, net	992	2,572
Other assets	29	35

Total Assets	$1,500	$3,035

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$8,687	$13,976
Accrued liabilities	384	603
Short-term debt, net of discount	632	596
Deferred revenue	94	182

Total Current Liabilities	9,797	15,357

Long Term Liabilities
Related party - loan payable	10,366	2,204
Payable to related party	601	-
Acquisition liability - Integrio	62	62
Accrued issuable equity	22	74

Total Liabilities	20,848	17,697

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 446,757 shares and 416,482 shares issued as September 30, 2019 and December 31, 2018, respectively, and 371,378 shares and 335,233 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	-	-
Treasury stock, at cost, 75,379 shares at September 30, 2019 and 81,250 shares at December 31, 2018	-	-
Additional paid-in-capital	(11,518)	(11,539)
Accumulated deficit	(7,830)	(3,123)
Total Stockholders’ Deficit	(19,348)	(14,662)
Total Liabilities and Stockholders’ Deficit	$1,500	$3,035

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(in thousands, except number of shares and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenues
Products	$785	$349	$2,126	$1,249
Services	185	365	394	1,700
Total Revenues	970	714	2,520	2,949

Cost of Revenues
Products	663	230	1,775	676
Services	93	271	260	981
Total Cost of Revenues	756	501	2,035	1,657

Gross Profit	214	213	485	1,292

Operating Expenses
Research and development	-	10	-	168
Sales and marketing	266	356	826	1,488
General and administrative	759	1,403	2,025	3,947
Amortization of intangibles	78	751	1,580	1,789

Total Operating Expenses	1,103	2,520	4,431	7,392

Loss from Operations	(889)	(2,307)	(3,946)	(6,100)

Other Income (Expenses)
Interest expense	(323)	(29)	(794)	(764)
Other Income (Expense), net	4	(72)	33	1,465

Total Other Income (Expense)	(319)	(101)	(761)	701

Net Loss	$(1,208)	$(2,408)	$(4,707)	$(5,399)
Net Loss per share - basic and diluted	$(3.26)	$(8.44)	$(13.26)	$(19.07)
Weighted Average Shares Outstanding - basic and diluted	370,367	285,344	355,037	283,182

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2019

(In thousands of dollars, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	416,482	$-	81,250	$-	$(11,539)	$(3,123)	$(14,662)

Shares reissued from Treasury related to exercise of former parent warrants	-	-	(5,871)	-	-	-	-

Net Loss	-	-	-	-	-	(1,884)	(1,884)
Balance - March 31, 2019	416,482	-	75,379	-	(11,539)	(5,007)	(16,546)

Net loss	-	-	-	-	-	(1,615)	(1,615)
Balance- June 30, 2019	416,482	-	75,379	-	(11,539)	(6,622)	(18,161)
Fractional shares round up as a result of the reverse stock split	7,418
Shares issued for payment of short-term debt	22,857	-	-	-	21	-	21

Net loss						(1,208)	(1,208)
Balance - September 30, 2019	446,757	$-	75,379	$-	$(11,518)	$(7,830)	$(19,348)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2018

(In thousands of dollars, except share data)

(Unaudited)

					Additional	Net
	Common Stock		Treasury Stock		Paid-In	Parent	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance - January 1, 2018	400,000	$-	117,917	$-	$-	$(22,172)	$-	$(22,172)

Adoption of accounting standards	-	-	-	-	-	1,287	-	1,287

Net loss	-	-	-	-	-	(1,710)	-	(1,710)

Net distributions from Parent	-	-	-	-	-	6,019	-	6,019

Balance - March 31, 2018	400,000	-	117,917	-	-	(16,576)	-	(16,576)

Net Loss	-	-	-	-	-	(1,283)	-	(1,283)

Net distributions from Parent	-	-	-	-	-	4,686	-	4,686

Balance - June 30, 2018	400,000	$-	117,917	$-	$-	$(13,173)	$-	$(13,173)
								-
Net loss for the period January 1, 2018 through August 31, 2018	-	-	-	-	-	(1,785)	-	(1,785)

Shared issues for trademark	10,000	-	-	-	40	-	-	40

Common stock distributed in connection with spinoff		4		(1)	(3)	-	-	-

Net distribution from Parent	-	-	-	-	-	3,354	-	3,354

Reclassification of net parent investment in connection with distribution	-	-	-	-	(11,604)	11,604	-	-

Net loss for the period September 1, 2018 through September 30, 2018	-	-	-	-	-	-	(802)	(802)

Balance - September 30, 2018	410,000	$4	117,917	$(1)	$(11,567)	$-	$(802)	$(12,366)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(in thousands of dollars) (Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(4,707)	$(5,399)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	13	108
Amortization of intangibles	1,580	1,789
Gain on earn out – Integrio acquisition	-	(934)
Gain on the settlement of vendor liabilities	(62)	(220)
Amortization of debt discount	95	299
Provision for doubtful accounts	6	41
Other	(1)	79
Changes in operating assets and liabilities:
Accounts receivable	(55)	1,187
Prepaid assets and other current assets	34	(1,040)
Prepaid licenses & maintenance contracts	13	6,898
Other assets	6	(25)
Accounts payable	(5,227)	(8,010)
Accrued liabilities	(219)	(2,484)
Accrued issuable equity	(51)	154
Deferred revenue	(88)	(8,060)
Other liabilities	-	(934)
Total Adjustments	(3,956)	(11,152)

Net Cash Used In Operating Activities	(8,663)	(16,551)

Cash Flows From Financing Activities
Related party advances	8,763	750
Revolver line of credit	(58)	1,019
Net distributions from parent	-	14,849

Net Cash Provided by Financing Activities	8,705	16,618

Net Increase in Cash	42	67

Cash– beginning of period	6	22

Cash– end of period	$48	$89

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$49	$465
Income taxes	$-	$-
Supplemental Disclosure of non-cash financing activities:
Common shares issued for short-term debt payment	21
Common shares issued for a trademark license	$-	$40
Adjustment to opening retained earnings for adoption of ASC 606	$-	$1,287

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 1 — Description of Business, the Spin-Off and Going Concern and Management’s Plans

Description of Business

The Company through its wholly-owned subsidiary, Sysorex Government Services, Inc., formerly known as (f/k/a) Inpixon Federal, Inc. (“SGS”) (unless otherwise stated or the context otherwise requires, the terms “SGS” “we,” “us,” “our” and the “Company” refer collectively to Sysorex, Inc. and SGS), provides information technology solutions primarily to the public sector. These solutions include cybersecurity, professional services, engineering support, IT consulting, enterprise level technology, networking, wireless, help desk and custom IT solutions. The Company is headquartered in Virginia.

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

Going Concern and Management’s Plans

As of September 30, 2019, the Company had cash balance of $48,000 and a working capital deficit of approximately $9.3 million. In addition, the Company has a stockholders’ deficit of approximately $19.3 million. For the nine months ended September 30, 2019 and 2018, the Company incurred net losses of approximately $4.7 million and $5.4 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of September 30, 2019, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from financing from our related party note (as defined in Note 7 below) and other short-term borrowings, higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the year ending December 31, 2019. As a result, substantial doubt exists that the Company will be able to support its obligations for the next twelve months. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities. In addition, the Company is evaluating various strategic transactions and acquisitions of companies with technologies and intellectual property that the Company believes will enhance our products and services by adding technology, differentiation, customers and/or revenue. The Company is primarily looking for accretive opportunities that have business value and operational synergies. If the Company makes any acquisitions in the future, the Company expects to pay for such acquisitions using our equity securities, cash and debt financing in combinations appropriate for each acquisition. The Company may face significant competition in seeking appropriate strategic transaction opportunities and the negotiation process for any strategic transaction can be time-consuming and complex. In addition, the Company may not be successful in its efforts to engage in certain strategic transactions because its financial resources may be insufficient. The Company may not be able to expand its business or realize its strategic goals if it does not have sufficient funding or cannot borrow or raise additional capital. There is no assurance that the Company will be able to complete any acquisition or following an acquisition transaction or other strategic transaction, the Company will achieve expected results.

The Company’s condensed consolidated financial statements as of September 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin. The Company’s condensed consolidated financial statements as of September 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 2 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the nine-month period ended September 30, 2019 is not necessarily indicative of the results to be expected for the year ending December 31, 2019. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2018 and 2017 included in the Annual Report on Form 10-K filed with SEC on March 28, 2019.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the nine months ended September 30, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

Reclassification

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to conform to the presentation in the current year’s financial statements. These reclassifications have no effect on previously reported earnings.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the nine months ended September 30, 2019 and 2018 (in thousands of dollars):

	For the Nine Months Ended September 30, 2019		For the Nine Months Ended September 30, 2018
	$	%	$	%
Customer A	999	38	—	—
Customer B	884	33	—	—
Customer C	—	—	633	21
Customer D	—	—	520	18
Customer E	—	—	323	11

The following table sets forth the percentages of revenue derived by the Company from those customers which accounted for at least 10% of revenues during the three months ended September 30, 2019 and 2018 (in thousands of dollars):

	For the Three Months Ended September 30, 2019		For the Three Months Ended September 30, 2018
	$	%	$	%
Customer B	390	37	—	—
Customer F	149	14	—	—
Customer G	149	14	—	—
Customer C	—	—	211	29
Customer D	—	—	121	17
Customer E			166	23

As of September 30, 2019, Customer B represented approximately 45%, Customer F represented approximately 0% and, Customer G represented approximately 0%, of total accounts receivable. As of September 30, 2018, Customer C represented approximately 31%, Customer D represented approximately 0%, Customer E represented approximately 8%, of total accounts receivable.

For the three months ended September 30, 2019, two vendors represented approximately 53% and 10% of total purchases. Purchases from these vendors during the three months ended September 30, 2019 were $427 thousand, and $77 thousand. For the nine months ended September 30, 2019, two vendors represented approximately 46% and 27% of total purchases. Purchases from these vendors during the nine months ended September 30, 2019 were $1.0 million and $0.6 million. For the three months ended September 30, 2018, two vendors represented approximately 19% and 17% of total purchases. Purchases from these vendors during the three months ended September 30, 2018 were $0.1 million, and $0.1 million. For the nine months ended September 30, 2018, three vendors represented approximately 26%,14% and 10% of total purchases. Purchases from these vendors during the nine months ended September 30, 2018 were $0.4 million, $$0.2 million and $0.1 million.

As of September 30, 2019, two vendors represented approximately 33% and 16% of total gross accounts payable. As of September 30, 2018, three vendors represented approximately 38%, 19% and 10% of total gross accounts payable.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 5 — Short-Term Debt

Short Term Debt as of September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2019	2018
Short-Term Debt
Chicago Venture Convertible Note payable (A)	$595	$500
Revolving Credit Facility (B)	37	96
Total Short-Term Debt	$632	$596

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

(B) Revolving Credit Facility

On August 31, 2018, the Company entered in an agreement with Payplant Alternatives Fund LLC (“Payplant”), pursuant to which Payplant may purchase from the Company, in Payplant’s sole and absolute discretion, Eligible Receivables, as that term is defined in the agreement, in exchange for cash advances, subject to the terms and conditions in the agreement.

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

As of September 30, 2019 and December 31, 2018, the principal amounts outstanding under the loan agreement were approximately $37,000 and $96,000 and are included in Short Term Debt in the condensed consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

Note 6 — Accrued Issuable Equity

In connection with the Distribution of its common stock, the Company has 31,941 shares of common stock reserved in treasury for eventual issuance to certain holders of Inpixon securities that are currently subject to beneficial ownership limitations in connection with the Distribution. On August 31, 2018, we recorded approximately $128,000 of accrued issuable equity in connection with these share issuance obligations. The Accrued Issuable Equity balance as of September 30, 2019 and December 31, 2018 was approximately $22,000 and $74,000, respectively.

Note 7 — Related Party Transactions

On December 31, 2018, the Company entered into a note purchase agreement with Inpixon (the “Note Purchase Agreement”) pursuant to which Inpixon, the Company’s former parent (also referred to herein as the “Parent”), agreed to purchase from the Company at a purchase price equal to the Loan Amount (as defined below), a secured promissory note (the “Related Party Note”) for up to an aggregate principal amount of 3,000,000 (the “Principal Amount”), including any amounts advanced through the date of the Related Party Note (the “Prior Advances”), to be borrowed and disbursed in increments (such borrowed amount, together with the Prior Advances, collectively referred to as the “Loan Amount”), with interest to accrue at a rate of ten percent (10%) per annum on all such Loan Amounts, beginning as of the date of disbursement with respect to any portion of such Loan Amount. In addition, the Company agreed to pay $20,000 to Inpixon to cover Inpixon’s legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Related Party Note (the “Transaction Expense Amount”), all of which amount is included in the Principal Amount. The initial Loan Amount, therefore, includes any amounts disbursed to the Company and the Transaction Expense Amount. In addition, the Company’s Chairman is the CEO of Inpixon.

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

The proceeds received, interest and legal costs accrued in accordance with the Related Party Note as of September 30, 2019 is $10,366,427.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

The Company has reclassified its obligation of $565,081 in its financial statements from Accounts Payable at December 31, 2018 to Payable to related party, as of February 28, 2019. The balance of this obligation as of September 30, 2019 including interest is $600,871.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

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

During the nine months ended September 30, 2019, the Company reissued 5,872 shares of common stock from treasury in connection with the exercise of Parent warrants.

Note 10 — Reverse Stock Split

On July 25, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to affect a 1-for-100 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of July 30, 2019. The financial statements and accompanying notes give effect to the 1-for-100 reverse stock split as if they occurred at the first period presented.

Note 11 — Subsequent Event

Redemption

On October 15, 2019, the Company and an accredited investor (the “Lender”) entered into a waiver agreement (the “Waiver Agreement”) in connection with the Lender’s delivery of a redemption notice for $7,600 (the “Redemption Amount”) in accordance with that certain Securities Purchase Agreement, dated as of December 31, 2018, and that certain Convertible Promissory Note issued to the Lender by the Company on December 31, 2018 (the “Note”). Pursuant to the Waiver Agreement, the Lender agreed to waive certain Equity Conditions Failures (as defined in the Note) in order to receive shares of common stock of the Company instead of cash to satisfy the Redemption Amount. In addition, the Company and the Lender agreed to issue such shares below the minimum redemption conversion price of $1.00 at a modified redemption conversion price equal to $0.210140, which is equal to 70% multiplied by the lowest closing bid price during the twenty (20) trading days immediately preceding this redemption. Accordingly, the Company issued the Lender 36,166 shares of common stock to satisfy the Redemption Amount.

Short-Term Note Extension

On November 11, 2019, Chicago Venture Partners, LP agreed to extend the previously agreed to pursuant to the the terms of the Convertible Promissiory Note dated as of December 31, 2018 whereby Chicago Venture Partners, LP will not be entitled to redeem all or any portion of the principal amount of the original December 31, 2018 Note until December 31, 2019, and the maturity date of the Original Note was extended to December 31, 2019.

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

Revenues from our business are typically driven by public sector delivery orders that are received on a monthly basis. During the nine months ended September 30, 2019, 100% of our revenues were from these delivery orders. These delivery orders include information technology hardware, software, professional services, warranty and maintenance support, and highly integrated solutions that include two or more of the aforementioned items.

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

Basis of Presentation

Sysorex, Inc., through its wholly-owned subsidiary, Sysorex Government Services, Inc., formerly known as Inpixon Federal, Inc. (“SGS”) (unless otherwise stated or the context otherwise requires, the terms “SGS” “we,” “us,” “our” and the “Company” refer collectively to Sysorex and the above subsidiary), provides information technology solutions primarily to the public sector. These include cybersecurity, professional services, engineering support, IT consulting, enterprise level technology, networking, wireless, help desk, and custom IT solutions. The Company is headquartered in Virginia.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the nine months period ended September 30, 2019 is not necessarily indicative of the results to be expected for the year ending December 31, 2019. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes for the years ended December 31, 2018 and 2017 included in the Form 10-K filed with the SEC on March 28, 2019.

Critical Accounting Policies and Estimates

In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the nine months ended September 30, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the nine months ended September 30, 2019.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the nine months ended September 30, 2019, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), we routinely evaluate the likelihood of the realization of income tax benefits and the recognition of deferred tax assets. In evaluating the need for any valuation allowance, we will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing our analyses, we consider both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, we considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the nine months ended September 30, 2019, based upon certain economic conditions and historical losses through September 30, 2019. After consideration of these factors, we deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax filings that do not meet these recognition and measurement standards. As of September 30, 2019 and the year ended December 31, 2018, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the nine months ended September 30, 2019 and 2018.

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

The Company’s allowance for doubtful accounts was approximately $50,000 and $65,000 as of September 30, 2019 and December 31, 2018, respectively.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	September 30, 2019		September 30, 2018
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$785	81%	$349	49%	125%
Services revenues	$185	19%	$365	51%	(49)%
Cost of net revenues - products	$663	68%	$230	32%	(188)%
Cost of net revenues - services	$93	10%	$271	38%	66%
Gross profit	$214	22%	$213	30%	(.47)%
Operating expenses	$1,103	114%	$2,520	353%	(56)%
Loss from operations	$(889)	(92)%	$(2,307)	(323)%	(61)%
Net loss	$(1,208)	(125)%	$(2,408)	(337)%	(50)%

Revenues

Revenues for the three months ended September 30, 2019 and September 30, 2018 were approximately $1.0 million and $0.7 million, respectively. The Company continues to improve its product division sales and expects to improve its service revenue sales once capital and credit restraints are relieved.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2019 was $0.8 million compared to $0.5 million for the prior year period. The cost increase of $0.3 million is attributable to increased product revenues.

The gross profit margin for the three months ended September 30, 2019 was 22% compared to 30% during the three months ended September 30, 2018. This decrease in gross margin is primarily due to increased product sales at lower margins compared to service sales which are traditionally at higher margins and to capital constraints resulting in our inability to obtain affordable pricing.

Operating Expenses

Operating expenses for the three months ended September 30, 2019 were $1.1 million compared to $2.5 million for the prior year period. This decrease of 1.4 million is primarily attributable to a decrease in overhead costs including compensation costs, occupancy costs and travel costs of approximately $0.7 million due to the downsizing of staff and office locations, and a decrease in the intangible asset amortization expenses of approximately $0.7 million.

Loss from Operations

Loss from operations for the three months ended September 30, 2019 was $0.9 million compared to $2.3 million for the prior year period, is primarily due to overhead cost reductions and capital constraints resulting in our inability to obtain affordable pricing.

Provision for Income Taxes

There was no provision for income taxes for the three months ended September 30, 2019 and 2018. Deferred tax assets resulting from such losses would be fully reserved as of September 30, 2019 and 2018 since, at present, we have no history of taxable income and it is more likely than not those such assets will not be realized.

Net Loss

Net loss for the three months ended September 30, 2019 was $1.2 million compared to $2.4 million for the prior year period. This decrease in loss of $1.2 million was attributable to the changes described for the various reporting captions discussed above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Nine Months Ended
	September 30, 2019		September 30, 2018
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$2,126	84%	$1,249	42%	70%
Services revenues	$394	16%	$1,700	58%	(77)%
Cost of net revenues - products	$1,775	70%	$676	23%	163%
Cost of net revenues - services	$260	10%	$981	33%	(73)%
Gross profit	$485	19%	$1.292	44%	(62)%
Operating expenses	$4,431	176%	$7,392	251%	(40)%
Loss from operations	$(3,946)	(157)%	$(6,100)	(207)%	(35)%
Net loss	$(4,707)	(187)%	$(5,399)	(183)%	(13)%

Revenues

Revenues for the nine months ended September 30, 2019 were 2.5 million compared to $2.9 million for the prior year period. This $0.4 million decrease is primarily associated with the decline in revenues as a result of supplier credit limitations resulting in our inability to meet our customers’ requests.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2019 was $2.0 million compared to $1.7 million for the prior year period. This increase of $0.3 million was primarily attributable to lower sales resulting from capital constraints and supplier credit limitations.

The gross profit margin for the nine months ended September 30, 2019 was 19% compared to 44% during the nine months ended September 30, 2018. This decrease in gross margin is primarily due to capital constraints resulting in our inability to obtain affordable pricing and an increase of product sales at lower margins compared to service sales which are traditionally at higher margins.

Operating Expenses

Operating expenses for the nine months ended September 30, 2019 were $4.4 million compared to $7.4 million for the prior year period. This decrease of $3.0 million is primarily attributable to a decrease in overhead costs including compensation costs, occupancy costs and travel costs due to the downsizing of staff and office locations.

Loss from Operations

Loss from operations for the nine months ended September 30, 2019 was $3.9 million compared to $6.1 million for the prior year period. This decrease in loss of $2.2 million was attributable to is primarily due to overhead cost reductions and capital constraints resulting in our inability to obtain affordable pricing.

Provision for Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2019 and 2018. Deferred tax assets resulting from such losses would be fully reserved as of September 30, 2019 and 2018 since, at present, we have no history of taxable income and it is more likely than not those such assets will not be realized.

Net Loss

Net loss for the nine months ended September 30, 2019 was $4.7 million compared to $5.4 million for the prior year period. This decrease in loss of $0.7 million was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the three months ended September 30, 2019 was a loss of $0.9 million compared to a loss of $1.7 million for the prior year period. Adjusted EBITDA for the nine months ended September 30, 2019 was a loss of $2.3 million compared to a loss of $4.1 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(1,208)	$(2,408)	$(4,707)	$(5,399)
Adjustments:
Non-recurring one-time charges:
Gain on the settlement of obligations	(18)	(45)	(62)	(254)
Gain on earnout	--	--	--	(934)
Gain on the sale of contracts	--	--	--	(601)
Provision for doubtful accounts	31	--	6	41
Severance	--	--	--	15
Amortization of debt discount	--	--	95	299
Stock-based compensation - compensation and related benefits	--	--	--	55
Interest expense	228	28	699	764
Depreciation and amortization	82	760	1,593	1,897
Adjusted EBITDA	$(885)	$(1,665)	$(2,376)	$(4,117)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by ASC Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources – General:

Our capital resources and operating results as of and through September 30, 2019, consist of:

1)	an overall working capital deficit of $9.3 million;

2)	cash of $48,000;

3)	a revolving credit facility entered into in 2018; and

4)	net cash used in operating activities for the year-to date of $8.7 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash	$48	$-	$48
Accounts receivable, net / accounts payable and accrued liabilities	391	9,071	(8,680)
Other	27	726	(699)
Total	$466	$9,797	$(9,331)

Accounts payable and accrued liabilities exceed the accounts receivable by $8.7 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months.

Net cash used in operating activities during the nine months ended September 30, 2019 of $8.7 million consists of net loss of $4.7 million plus non-cash adjustments of $1.6 million and net cash used in changes in operating assets and liabilities of $5.6 million. We expect net cash from operations to increase during the 4th Quarter of 2019, as a result of, the following:

1)	We significantly reduced our cost of operations in 2018 by reducing headcount and office locations, estimated to have a $6 million impact on an annual basis. We continue to search for cost efficiencies and estimate to have saved approximately $0.6 million for the nine months ended September 30, 2019.

2)	We are working with our key distributors and financing partners to address our credit limitation issues. We believe revenues during the nine months ended September 30, 2019 and the year ended December 31, 2018 could have been higher but were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. We expect to relieve some of these issues by continuing to grow our services revenue.

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

The Company’s continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to close on any financing. The Company’s ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. Inpixon, our Parent pre-Spin-off, has funded our operations primarily with proceeds from public and private offerings of its common stock and secured and unsecured debt instruments and made an additional cash contribution of $2 million prior to the Spin-off, which amount was reduced by the aggregate amount of certain operating and other expenses of Sysorex from June 30, 2018 through the Spin-off. We depend on our vendors and suppliers to provide us with credit financing on our purchases of products and services. Many of our vendors and suppliers are no longer offering the Company the customary net-30 or net-45 payment terms with credit limits ranging from $100,000 to up to $10 million. Due to our past nonpayment issues to vendors and suppliers, the Company is on a prepay basis for those vendors and suppliers that are willing to supply to customers. As a result, restrictions exist obtaining financing for large customer orders. In 2019, we experienced increased credit limitations imposed by vendors, which contributed to the decline in revenues by approximately 15% during the nine months ended September 30, 2019 as compared to the same period in the prior fiscal year.

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

Revolving Credit Facility

On August 31, 2018, the Company and SGS (together with the Company, the “Borrowers”), entered in an agreement with Payplant Alternatives Fund LLC, pursuant to which Payplant may purchase from the Borrowers, in Payplant’s sole and absolute discretion, Eligible Receivables, as that term is defined in the agreement, in exchange for cash advances, subject to the terms and conditions in the agreement.

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

As of September 30, 2019, the principal amount outstanding under the loan agreement is approximately $37,000.

Liquidity and Capital Resources as of September 30, 2019 Compared to September 30, 2018

The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
(thousands, except per share data)	2019	2018
Net cash used in operating activities	$(8,663)	$(16,551)

Net cash provided by financing activities	8,705	16,618

Net increase in cash	$42	$67

	September 30, 2019	December 31, 2018

Cash	$48	$6
Working capital deficit	$(9,331)	$(14,956)

Operating Activities:

Net cash used in operating activities during the nine months ended September 30, 2019 was $8.7 million. Net cash provided by operating activities during the nine months ended September 30, 2018 was $16.6 million. Net cash used in operating activities during the nine months ended September 30, 2019 consisted of the following (in thousands):

Net loss	$(4,707)
Non-cash income and expenses	1,611
Net change in operating assets and liabilities	(5,567)
Net cash used in operating activities	$(8,663)

The non-cash income and expenses of $1,611,000 consisted primarily of (in thousands):

$13	Depreciation and amortization expense
1,580	Amortization of intangibles
95	Amortization of debt discount
(62)	Gain on settlement of vendor liabilities
(15)	Provision for doubtful accounts and write-off of Accounts receivables
$1,611	Total non-cash income and expenses

The net use of cash due to changes in operating assets and liabilities of ($5,569,000) consisted primarily of (in thousands):

$(55)	Increase in accounts receivable and other receivables
47	Decrease in prepaid assets
(5,227)	Decrease in accounts payable
(88)	Decrease in deferred revenue
(250)	Decrease in accrued liabilities and other liabilities
6	Decrease in other assets
$(5,567)	Net use of cash in the changes in operating assets and liabilities

Financing Activities:

Net cash provided by financing activities during the nine months ended September 30, 2019 was approximately $8.7 million. Net cash provided by financing activities for the nine months ended September 30, 2018 was approximately $16.6 million. The net cash provided by financing activities during the nine months ended September 30, 2019 was primarily comprised of net advances from Inpixon on a related party note from Inpixon, and payments made on the Company’s revolving line of credit with Payplant.

Going Concern and Management Plans

Our condensed consolidated financial statements as of September 30, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our financial statements as of September 30, 2019 includes language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of September 30, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

As security for the repayment of any loans and the performance of the Borrowers’ Obligations, as defined in the Loan Agreement, the Borrowers granted to Payplant a security interest in the Collateral, as defined in the Loan Agreement. As of September 30, 2019, the principal amount outstanding under the loan agreement is approximately $37,000.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. Except as disclosed below, there have been no material changes to the risk factors listed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and Part II, Item 1A. “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2019 and June 30, 2019.

Risks Related to Sysorex’s Business

We have a history of operating losses and working capital deficiency and there is no assurance that we will be able to achieve profitability raise additional financing or continue as a going concern.

We have a history of operating losses and working capital deficiency. We have incurred recurring net losses of approximately $4.7 million and $5.4 million for the nine months ended September 30, 2019 and 2018, respectively. We had a working capital deficiency of approximately $9.3 million and $15 million as of September 30, 2019 and December 31, 2018, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Form 10-Q are issued. Implementation of our plans and our ability to continue as a going concern will depend upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. In that regard, our revenues have declined by approximately 15% for the nine months ended September 30, 2019 as compared to the same period for the prior fiscal year as a result of our credit limitations with vendors and suppliers limiting our ability to process orders. We have funded our operations primarily with a revolving loan from Inpixon, our former parent. Our history of operating losses, the amount of our debt and the potential for significant judgments to be rendered against us may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to pay our debts as they become due and be subject to bankruptcy proceedings.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to sale cycles, adoption rates of new technologies and price competition..

Our current resources are insufficient to fund our planned operations for the next 12 months. We will continue to require substantial additional capital to continue our operations. Accordingly, we will need to raise substantial additional capital to continue to fund our operations from equity or debt financing or other financing transactions in order to finance the commercialization of our product candidate. The current financing environment in the United States, particularly for companies like us, is exceptionally challenging and we can provide no assurances as to when such environment will improve. For these reasons, among others, we cannot be certain that additional financing will be available when and as needed or, if available, that it will be available on acceptable terms. If financing is available, it may be on terms that adversely affect the interests of our existing stockholders. If adequate financing is not available, we may need to continue to reduce or eliminate our expenditures.

We may not be able to secure sufficient financing on acceptable terms, or at all. Without additional funds, we may be unable to meet our obligations as they become due. If we are unable to continue as a going concern, we might have to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Adverse judgments or settlements in legal proceedings could materially harm our business, financial condition, operating results and cash flows.

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $6.0 million as of September 30, 2019, which is approximately 407% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) Sales of Unregistered Securities

None.

c) Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 1.01 – Entry into a Material Definitive Agreement” and “Item 2.03 – Creation of a Direct Financial Obligations or an Obligation under an Off-Balance Sheet Arrangement of a Registrant” of Form 8-K.

On November 11, 2019, the Company entered into a note extension (the “Extension”) with Chicago Venture Partners, L.P. (“CVP”), pursuant to which the maturity date of that certain Convertible Promissory Note, issued by the Company to CVP on December 31, 2018 (the “Note”), was extended to December 31, 2019.

The description of the Extension is a summary only, is not intended to be complete, and is qualified in its entirety by reference to the full text of the Extension, a copy of which is filed herewith as Exhibit 10.3 and which is incorporated herein by reference.

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

Date: November 12, 2019	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

3.1.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018

3.1.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019

3.2.1	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018

3.2.2	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018

4.1	Secured Promissory Note, dated as of December 31, 2018.	8-K	000-55924	4.2	December 31, 2018

10.1	Second Amendment Agreement, dated as of April 2, 2019, between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	April 5, 2019

10.2	Third Amendment Agreement, dated as of May 22, 2019, between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	May 22, 2019

10.3	Note Extension, dated as of November 11, 2019, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.					X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019					X

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instant Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.