Form 10-K
period 2019-12-31
Sysorex, Inc.
filed 2020-03-31
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $519,929 based on upon the closing price reported for such date on the OTCQB Marketplace .

As of March 29, 2020, the registrant had 410,044 shares of common stock outstanding.

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

Note Regarding Reverse Stock Split

Except where indicated, all share and per share data in this reporting, including the consolidated financial statements, reflect the 1-for-100 reverse stock split of the Company’s issued and outstanding common stock and treasury stock effected on July 30, 2019.

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

Our Customers

We provide our products and services primarily to governmental agencies. For the years ended December 31, 2019 and 2018, our sales to federal, state and local governments accounted for approximately 100% of our net sales, respectively. Since inception, we have worked with over 500 customers company-wide since inception. These customers include, among others, federal and international government agencies as well as enterprise customers in retail, manufacturing, life sciences, biotechnology, high-tech, agriculture, financial services, state and local government, utilities, media and entertainment and telecommunications. Although we have had many customers, three customers generated approximately 74.0% and 60.0% of our gross revenue during the years ended December 31, 2019 and 2018, respectively. One customer accounted for 18% of our gross revenue in 2019; however, these customer’s may or may not continue to be a significant contributor to revenue in 2020. We plan to continue to focus our efforts on existing and potential government customers.

Our Market

Information about the Government IT Services and Solutions Market

In 2020, the U.S. government is projected to spend approximately $51 billion on information technology, which is slightly higher than the 2019 spending of approximately $50 billion for civilian agencies. According to the U.S. Office of Management and Budget, this spending is expected to continue at a 3% growth rate as compared to 6% historically because of the government’s budget challenges. In addition, with respect to defense-related spending, the U.S. Department of Deference (“DoD”) and Intel agencies are expected to spend over $46 billion on its information technology programs. Sysorex, through its wholly owned subsidiary, SGS, services U.S. government customers in both civilian and defense agencies with a variety of IT solutions and services (custom application development, project management, systems integration, etc.) through its various government contract vehicles including our GSA Schedule, SPAWAR, TEIS-III, SEWP, CIO-CS, and others. SGS may serve as the prime contractor or as the subcontractor, depending on the contract.

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

The NASA SEWP V is a GWAC for commercial IT products and services, including, desktops and servers, IT peripherals, network equipment, storage systems, security tools, software products, cloud based services, telecommunication, Health IT, video conferencing systems and other IT and Audio-Visual products along with product based services such as installation, maintenance and other services related to in-scope products to all Federal agencies (including DOD) and their approved support service contractors. During the government fiscal year end 2019, NASA SEWP V spent over $5 billion on IT with the following agencies making up the majority of spending:

●	Department of Defense ($1.2 billion)

●	Department of Veterans Affairs ($668 million)

●	Navy ($454 million)

●	Department of Justice ($436 million)

●	Department of State ($335 million)

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

Our vendor agreements vary, but typically, they permit us to purchase products for combining with integration and professional services for transactions with our customers. Very few of our agreements require us to purchase any specified quantity of product. We usually require our partners to provide us with supply and price protection for the duration of specifically signed contracts. Other than supply agreements under certain government contracts, our vendor agreements typically permit us or the vendor to terminate the agreement on short notice, at will or immediately upon default by either party, may contain limitations on vendor liability. These vendor agreements also generally permit us to return previous product purchases within certain time limits for a restocking fee or in exchange for the vendor’s other products. Certain of our partners may also provide us with various forms of marketing and sales financial assistance, including sales incentives, market development funds, cooperative advertising and sales events. Partners may also provide sell-through and other sales incentives in connection with certain product promotions.

We depend on our vendors to provide us with financing on our purchases of inventory and services. Many of our suppliers have offered us net-30 or net-45 payment terms with credit limits ranging from $200,000 to up to $7 million, however, other vendors require that we prepay for our products and services. In 2018 and 2019, our credit continued to be limited with vendors, however we have improved our credit standing and we have entered into partnerships with new vendors that have provided terms that have allowed us to process orders without the need for immediate cash to facilitate prepayment of purchase orders. As a result of contributions by Inpixon provided following the completion of certain equity financings during the first quarter of 2018, we were able to begin to improve our credit limitations through negotiated settlements plans with our vendors. Our vendors, however, could seek to limit the availability of vendor credit to us or modify the other terms under which they sell to us, or both, at any time, which could negatively affect our liquidity. We have ongoing discussions concerning our liquidity and financial position with the vendor community and third parties that offer various credit protection services to our vendors. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. We are actively working on implementing purchase order financing, whereby the finance company will arrange for the prepayment of certain percentage of costs of goods for suppliers that continue to demand prepayment prior to shipment of products. Specifically, we continue to avail ourselves to the revolving credit facility with Payplant alternatives Funds LLC to finance invoices in an amount equal to 80% of the face value of the customer’s invoice, continued financing through our Related Party Note (as defined below) and other Short Term borrowings (as defined below).

Our Sales

In 2019, approximately 66% or $3.5 million of our total revenues were derived from product solutions sales and 34% or $1.7 million of our total revenues were derived from professional services sales. In 2018, approximately 60% or $2.7 million of our total revenues were derived from product solutions sales and 40% or $1.8 million of our total revenues were derived from professional services sales. Now with all industry trends showing an increase in spending and our supplier credit issues improving, we believe we will be able to regain previous clients and obtain new clients as spending increases and companies want to work closely with trusted providers.

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

The U.S. government systems integration business is intensely competitive and subject to rapid change. We compete with a large number of systems integrators, hardware and software manufacturers, and other large and diverse companies attempting to enter or expand their presence in the U.S. government market. Many of the existing and potential competitors have greater financial, operating and technological resources than we have. The competitive environment may require us to make changes in our pricing, services or marketing. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded, but for which we do not receive meaningful revenues. Accordingly, our success depends on our ability to develop services and products that address changing needs and to provide people and technology needed to deliver these services and products. In the government service’s sector our competition includes large systems integrators and defense contractors as well as small businesses such as 8a, women-owned, veteran disabled, Alaskan native, etc. Some of these competitors include global defense and IT service companies including IBM Global Services, LogicaCMG, CSC, ATOS Origins, Northrop Grumman, Raytheon IT Services and SAIC.

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

Intellectual Property

We currently do not have any registered patents, copyrights or trademarks. On August 31, 2018, we entered into a Trademark License Agreement (the “License Agreement”) with Sysorex Consulting, Inc. for use of the mark “Sysorex.” A. Salam Qureishi, Mr. Nadir Ali’s father-in-law and a member of his household, is the majority owner and the chief executive officer of Sysorex Consulting, Inc. The term of the License Agreement is perpetual. As consideration for the license, we issued 10,000 shares of our common stock to Sysorex Consulting, Inc. and have agreed to issue to Sysorex Consulting, Inc. 2,500 shares of our common stock on each anniversary of the agreement date until the License Agreement is terminated. The number of shares of common stock that will be issued in the future is subject to adjustment for changes in the outstanding shares of our common stock as a result of stock dividends, stock splits, reverse stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, separations, reorganizations or liquidations. The License Agreement may be terminated as a result of a breach of the License Agreement by us that remains uncured; our bankruptcy; the discontinuance of our business or a change in our name so that the word “Sysorex” is no longer used in the name or on our products or services; the license is attached, assigned or transferred; or we experience a Change of Control, as defined in the License Agreement.

Employees

As of December 31, 2019, we had 19 employees, including one part-time employees. This includes two officers, five sales staff, seven technical and engineering staff and five finance and administration staff. Our employees are not subject to collective bargaining agreements.

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

Risks Related to our Business

We have a history of operating losses and working capital deficiency and there is no assurance that we will be able to achieve profitability raise additional financing or continue as a going concern.

We have a history of operating losses and working capital deficiency. We have incurred recurring net losses of approximately $5.4 million and $7.9 million for the years ended December 31, 2019 and 2018, respectively. We had a working capital deficiency of approximately $9.4 million and $15 million as of December 31, 2019 and December 31, 2018, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. In that regard, we have been able to increase our revenues by approximately 18% for the year ended December 31, 2019 as compared to the same period for the prior fiscal year. We have funded our operations primarily with a revolving loan from Inpixon, our former parent. Our history of operating losses, the amount of our debt and the potential for significant judgments to be rendered against us may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.

In connection with the Spin-off, we entered into a new revolving credit facility with Payplant Alternatives Funds LLC on similar terms to the facility we accessed when we were a subsidiary of Inpixon. Although our credit facility restricts the amount of our indebtedness, with proper consent, we may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to make capital expenditures and acquisitions, pay dividends, if declared, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.

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

We depend on our vendors to provide us with financing on our purchases of inventory and services. In 2017 and 2018, we did experience credit limitations imposed by vendors, which resulted in a significant disruption to our operation and access to merchandise. In 2019, our credit continues to be limited with vendors, however we have improved our credit standing and we have entered into partnerships with new vendors that have provided terms, which has allowed us to process orders without the need for immediate cash to facilitate prepayment of purchase orders. We continue to experience credit limitations imposed by vendors, which resulted in a continued disruption to our operation and access to products and the performance of services. We use our revolving credit facility to finance invoices and purchase orders received to pre-pay vendors/suppliers to ensure shipment on our behalf to the end customer and will be dependent on our revolving credit facility in order to improve our credit limitations with our vendors, however, our lender is not and will not be obligated to make a loan under the credit facility and we may not be able to draw funds on the credit facility at the sole discretion of the lender which could have material adverse effect on our liquidity and financial condition.

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

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $5.8 million as of December 31, 2019, which is approximately 188% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation.

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

Our sales to our government customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to federal, state and local government are diversified across multiple agencies and departments, they collectively accounted for approximately 100% of 2019 and 2018 net sales. An adverse change in government spending policies (including budget cuts at the federal level), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. The partial U.S. Government shutdown that began in December 2018 resulted in delays in anticipated contract awards and delayed payments of invoices for our services into Q1 of 2019. There was a continuing resolution that ended on December 20, 2019 and the full FY 2020 budget was passed on December 20, 2019. However, there is a possibility that a full FY 2021 budget may not pass after Q3 of 2020 (effectively the end of the 2020 budget cycle) and this may have negative Q4 2020 results. Any new shutdown could have similar or worse effects. The failure by Congress to approve future budgets on a timely basis could delay procurement of our products and services and cause us to lose future revenues. Any renewed emphasis on Federal deficit and debt reduction could lead to a further decrease in overall defense spending. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in government in-sourcing of programs and more intense competition on programs that are not in-sourced, which could result in lower revenues and profits.

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

Our top three customers accounted for approximately 74.0% and 60.0% of our gross revenue during the years ended December 31, 2019 and 2018, respectively. One customer accounted for 49% of our gross revenue in 2019; however, this customer may or may not continue to be a significant contributor to revenue in 2020. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

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

Risks Related to our Common Stock

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

ITEM 3: LEGAL PROCEEDINGS

We are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. From time to time, we may become involved legal proceedings, lawsuits, claims and regulations in the ordinary course of our business.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock were approved for trading and began trading on September 4, 2018 on the OTC Markets under the symbol “SYSX.” The following table sets forth the high and low closing bid information for our common stock for each quarterly period during the years ended December 31, 2018 and 2019, as reported by the OTC Markets, since our common stock commenced public trading. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
Year Ended December 31, 2018:
September 1, 2018 through September 30, 2018	$5.00	$2.02
October 1, 2018 through December 31, 2018	$4.46	$1.00

Year Ended December 31, 2019:
January 1, 2019 through March 31, 2019	$2.75	$1.45
April 1, 2019 through June 30, 2019	$2.74	$1.36
July 1, 2019 through September 30, 2019	$1.45	$0.25
October 1, 2019 through December 31, 2019	$0.65	$0.17

Stockholders of Record

As of March 29, 2020, there were 211 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held through banks, brokers, other financial institutions and registered clearing agencies.

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

Unregistered Sales of Securities and Use of Proceeds

None.

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

Revenues from our business are typically driven by public sector delivery orders that are received on a monthly basis. During the years ended December 31, 2019 and 2018, approximately 100% of our revenues were from these delivery orders. These delivery orders include information technology hardware, software, professional services, warranty and maintenance support, and highly integrated solutions that include two or more of the aforementioned items. The Company’s performance obligation is to work with customers to identify the computer maintenance and warranty services that best suit the customer’s needs and sell them those products and services however, the maintenance is provided to the customer by the manufacturer. For these contracts, the customer is invoiced one time and pays us upfront for the full term of the warranty and maintenance contract. Prior to January 1, 2018, when the new ASC 606 revenue recognition standards were applied, revenue from these contracts were determinable ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period.

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

For the years ended December 31, 2019 and 2018, the Company incurred net losses of approximately $5.4 million and $7.9 million, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we continue to avail ourselves to the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, continued financing through our Related Party Note (as defined below) and other Short Term borrowings (as defined below), higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements. The Company will need additional funds to support its obligations for the next twelve months. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities.

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

The proceeds received, interest and legal costs accrued in accordance with the Related Party Note for the year ended December 31, 2019 is $10,901,000.

On March 1, 2020, the Related Party Note was amended to extend the maturity date from December 31, 2020 to December 31, 2022, to increase the default interest rate from 18% to 21% or the maximum rate allowable by law and to require a cash payment by the Company to Inpixon against the loan amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which the Company raises aggregate gross proceeds of at least $5 million.

Short Term Debt

Chicago Venture Convertible Note Payable

On December 31, 2018, the Company issued a $625,000 principal face amount convertible promissory note (the “Convertible Note”) to Chicago Venture Partners, L.P. (‘CVP”), which yielded net proceeds of $500,000 to the Company pursuant to a Securities Purchase Agreement, dated as of December 31, 2018, by and between the Company and CVP. The Convertible Note bears interest at the rate of 10% per year and is due and payable 10 months after the date of issuance. The Convertible Note carries an original issue discount of $105,000 and the Company agrees to pay $20,000 to CVP to cover its transaction costs incurred with the purchase and sale of the Convertible Note.

The agreement states that CVP has the right to convert all or part of the outstanding balance into fully paid and non-assessable common stock. The conversion formula is as follows: The number of shares will equal the amount of the outstanding note balance being converted divided by $5.00 per share. The Company determined since the value of the underlying equity on the commitment date was $2.29 per share , was less than conversion price $5.00,  the Company determined there was no beneficial conversion feature.

The conversion price is subject to certain adjustment such as down-round features whereby the agreement notes that if the Company were to sell, issue or grant any common stock, option to purchase common stock, right to reprice, preferred shares convertible into common stock, or debt, warrants, options or other securities which are convertible, exercisable, or exchangeable for shares of common stock at a price per share less than the conversion price, then the conversion price shall be reduced to equal the new lower price, subject to a floor of $0.01 per share. When and if there is an adjustment under the down-round provision, the Company will analyze the accounting treatment of the adjustment.

Redemption

Redemptions may occur at any time after the 6-month anniversary of the date of issuance of the Convertible Note with a minimum redemption price equal to the Conversion Price. If the conversion rate is less than the market price, then the redemptions must be made in cash.

On October 15, 2019, the Company and CVP entered into a waiver agreement (the “Waiver Agreement”) in connection with CVP delivery of a redemption notice for $7,600 (the “Redemption Amount”) in accordance with that certain Securities Purchase Agreement, dated as of December 31, 2018, and that certain Convertible Promissory Note issued to the Lender by the Company on December 31, 2018 (the “Note”). Pursuant to the Waiver Agreement, the Lender agreed to waive certain Equity Conditions Failures (as defined in the Note) in order to receive shares of common stock of the Company instead of cash to satisfy the Redemption Amount. In addition, the Company and the Lender agreed to issue such shares below the minimum redemption conversion price of $1.00 at a modified redemption conversion price equal to $0.210140, which is equal to 70% multiplied by the lowest closing bid price during the twenty (20) trading days immediately preceding this redemption. Accordingly, the Company issued the Lender 36,166 shares of common stock to satisfy the Redemption Amount.

Short-Term Note Extension

The Company and CVP entered into an amendment to the Convertible Note as of December 31, 2019 pursuant to which the maturity date was further extended from December 31, 2019 to March 31, 2020 (the “Extension”). In consideration of CVP’s grant of the Extension and entering into the amendment, an extension fee in the amount of $33,134.73 was added to the outstanding balance of the Convertible Note. The Company is currently in negotiations to extend the note.

Future Receivables Agreement

On January 21, 2020, SGS and GCF Resources LLC (“GCF”) entered into a Future Receivables Agreement pursuant to which GCF agreed to purchase receivables from SGS with a value of $497,000 (the “Purchased Receivables”) for the sum of $350,000 (the “Purchase Amount”).

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

As of December 31, 2019 and December 31, 2018, the principal amount outstanding under the Loan Agreement was approximately $168,000 and $96,000, respectively and is included in Short Term Debt in the consolidated financial statements.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

Impairment of Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges for the years ended December 31, 2019 and 2018.

Recent Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As an emerging growth company, the Company expects to delay adoption of ASU 2016-02 until January 1, 2020. ASU 2016-02 is not expected to have a material impact on the financial statements or disclosures.

As a result of the new standard, all of the Company’s leases greater than one year in duration are recognized in its balance sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard. The Company adopted the standard using the modified-retrospective method effective January 1, 2020. This adoption primarily affected the Company’s consolidated balance sheet based on the recording of right-of-use assets and the lease liability, current and noncurrent, for its operating leases. The adoption of ASU 2016-02 did not change the Company’s historical classification of these leases or the straight-line recognition of related expenses. Upon adoption, the Company recorded approximately $217,000 in right-of-use assets and operating lease liabilities on the Company’s balance sheet.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740) -- Simplifying the Accounting for Income Taxes.  This ASU modifies certain provisions of ASC 740 to simplify the accounting for income taxes.  The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on the financial statements

Long-lived Assets

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the years ended December 31, 2019 and 2018.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2019 and 2018, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the years ended December 31, 2019 and 2018.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), we routinely evaluate the likelihood of the realization of income tax benefits and the recognition of deferred tax assets. In evaluating the need for any valuation allowance, we will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carryforwards can be utilized. In performing our analyses, we consider both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carryforwards within a reasonable timeframe. To this end, we considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2019, based upon certain economic conditions and historical losses through December 31, 2019. After consideration of these factors, we deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax filings that do not meet these recognition and measurement standards. As of December 31, 2019 and 2018, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of general and administrative expense. No interest or penalties were recorded during the years ended December 31, 2019 and 2018.

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

The Company’s allowance for doubtful accounts was $50,000 and $65,000 as of December 31, 2019 and December 31, 2018, respectively.

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Discussion of Results of Operations for the Years ended December 31, 2019 and 2018

The following table sets forth selected combined carve-out financial data as a percentage of our revenue and the percentage of period-over-period change:

	Years ended
	December 31, 2019		December 31, 2018
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$3,548	67%	$2,664	60%	33%
Services Revenues	$1,727	33%	$1,805	40%	(4)%
Cost of revenues - Products	$3,172	60%	$1,070	24%	196%
Cost of revenues - Services	$984	19%	$1,151	26%	(15)%
Gross profit	$1,119	21%	$2,248	50%	(50)%
Operating expenses	$5,426	103%	$9,304	208%	(42)%
Loss from operations	$(4,307)	(82)%	$(7,056)	(158)%	(39)%
Net loss	$(5,415)	(103)%	$(7,901)	(177)%	(31)%

Net Revenues

Net revenues for the year ended December 31, 2019 were $5.3 million compared to $4.5 million for the prior year, an increase of approximately 18%. The increase in revenues of $0.8 million was primarily attributable to new orders from the Department of Justice Tribal Access Program (TAP) and from the Bureau of Prisons mail scanning studies and new body scanner deployments.

Cost of Revenues

Cost of revenues for the year ended December 31, 2019 was $4.1 million compared to 2.2 million for the prior year, an increase of approximately 87%. The increase in cost of revenues of $1.9 million is primarily attributable to increased vendor costs needed to fulfill orders.

The gross profit margin for the year ended December 31, 2019 was 21% compared to 50% during the prior year. The decrease in gross margin is primarily attributable due to increased vendor costs, while contract pricing to our customers did not increase and new orders competitively awarded, caused initial orders to have lower margins.

Operating Expenses

Operating expenses for the year ended December 31, 2019 were 5.4 million compared to $9.3 million for the prior year, a decrease of approximately 42%. This decrease of 3.9 million is primarily attributable to decreases in payroll costs, rent costs, research and development, sales, marketing and other overhead costs in an effort to reduce costs and preserve cash. In 2019 the Company continued its downsizing of staff and further reduced its other general and administrative costs.

Loss from Operations

Loss from operations for the year ended December 31, 2019 was 4.3 million compared to $7.1 million for the prior year, a decrease of approximately 39%. This decrease in loss of $2.7 million was primarily attributable to a decrease in gross profit of $1.1 million, offset by a $3.9 million decrease in operating expenses as described above.

Other (Expense) Income

Net other (expense) income for the years ended December 31, 2019 and 2018 was $(1.1) million and $(0.8) million, respectively. This increase of $0.3 million was primarily attributable to increased interest charges on increased debt balances.

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2019 and 2018. Deferred tax assets resulting from such losses are fully reserved as of December 31, 2019 and 2018 since, at present, we have no history of taxable income and it is more likely than not those such assets will not be realized.

Net Loss

Net loss for the year ended December 31, 2019 was $5.4 million compared to $7.9 million for the prior year, a decrease of approximately 31%. This decrease in net loss of $2.5 million was attributable to the changes discussed above.

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

Adjusted EBITDA for the year ended December 31, 2019 was a loss of $2.7 million compared to a loss of $4.8 million for the prior year period.

The following table presents a reconciliation of net loss attributable to stockholders, which is our GAAP operating performance measure, to Adjusted EBITDA for the year ended December 31, 2019 and 2018 (in thousands):

	For the Years Ended December 31,
	2019	2018
Net loss	$(5,415)	$(7,901)
Adjustments:
Non-recurring one-time charges:
Gain on earnout	(62)	(934)
Provision for doubtful accounts	-	276
(Gain) Loss on the settlement of obligations	(62)	276
Interest expense	1,049	855
Amortization of debt discount	105	-
Depreciation and amortization	1,676	2,655
Adjusted EBITDA	$(2,709)	$(4,773)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

On February 4, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $3,000,000 to $5,000,000. On April 15, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $5,000,000 to $8,000,000. On May 22, 2019, the Related Party Note was amended to increase the maximum principal amount that may be outstanding at any time under the Related Party Note from $8,000,000 to $10,000,000. On March 1, 2020, the Related Party Note was amended to extend the maturity date from December 31, 2020 to December 31, 2022, to increase the default interest rate from 18% to 21% or the maximum rate allowable by law and to require a cash payment by the Company to Inpixon against the loan amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which the Company raises aggregate gross proceeds of at least $5 million.

The proceeds received, interest and legal costs accrued in accordance with the Related Party Note for the year ended December 31, 2019 is $10,901,000.

Short Term Debt

Chicago Venture Convertible Note Payable

On December 31, 2018, the Company issued a $625,000 principal face amount convertible promissory note (the “Convertible Note”) to Chicago Venture Partners, L.P. (“CVP”), which yielded net proceeds of $500,000 to the Company pursuant to a Securities Purchase Agreement, dated as of December 31, 2018, by and between the Company and CVP. The Convertible Note bears interest at the rate of 10% per year and is due and payable 10 months after the date of issuance. The Convertible Note carries an original issue discount of $105,000 and the Company agrees to pay $20,000 to the CVP to cover its transaction costs incurred with the purchase and sale of the Convertible Note.

The agreement states that CVP has the right to convert all or part of the outstanding balance into fully paid and non-assessable common stock. The conversion formula is as follows: The number of shares will equal the amount of the outstanding note balance being converted divided by $0.05 per share. The Company determined since the value of the underlying equity on the commitment date was $0.0229 per share, was less than conversion price $0.05, the Company determined there was no beneficial conversion feature.

The Lender Conversion Price is subject to certain adjustment such as down-round features whereby the agreement notes that if the Company were to sell, issue or grant any common stock, option to purchase common stock, right to reprice, preferred shares convertible into common stock, or debt, warrants, options or other securities which are convertible, exercisable, or exchangeable for shares of common stock at a price per share less than the conversion price, then the conversion price shall be reduced to equal the new lower price, subject to a floor of $0.01 per share. When and if there is an adjustment under the down-round provision, the Company will analyze the accounting treatment of the adjustment.

Redemption

Redemptions may occur at any time after the 6-month anniversary of the date of issuance of the Convertible Note with a minimum redemption price equal to the Conversion Price. If the conversion rate is less than the market price, then the redemptions must be made in cash.

On October 15, 2019, the Company and CVP entered into a waiver agreement (the “Waiver Agreement”) in connection with the CVP’s delivery of a redemption notice for $7,600 (the “Redemption Amount”) in accordance with that certain Securities Purchase Agreement, dated as of December 31, 2018, and that certain Convertible Promissory Note issued to CVP by the Company on December 31, 2018 (the “Note”). Pursuant to the Waiver Agreement, CVP agreed to waive certain Equity Conditions Failures (as defined in the Note) in order to receive shares of common stock of the Company instead of cash to satisfy the Redemption Amount. In addition, the Company and CVP agreed to issue such shares below the minimum redemption conversion price of $1.00 at a modified redemption conversion price equal to $0.210140, which is equal to 70% multiplied by the lowest closing bid price during the twenty (20) trading days immediately preceding this redemption. Accordingly, the Company issued the CVP 36,166 shares of common stock to satisfy the Redemption Amount.

Short-Term Note Extension

The Company and CVP entered into an amendment to the Convertible Note as of December 31, 2019 pursuant to which the maturity date was further extended from December 31, 2019 to March 31, 2020 (the “Extension”). In consideration of CVP’s grant of the Extension and entering into the amendment, an extension fee in the amount of $33,134.73 was added to the outstanding balance of the Convertible Note. The Company is currently in negotiations to extend the note.

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

As of December 31, 2019 and December 31, 2018, the principal amount outstanding under the Loan Agreement was approximately $168,000 and $96,000, respectively and is included in Short Term Debt in the consolidated financial statements.

Future Receivables Agreement

On January 21, 2020 (the “Effective Date”), SGS and GCF Resources LLC (“GCF”) entered into a Future Receivables Agreement pursuant to which GCF agreed to purchase receivables from SGS with a value of $497,000 (the “Purchased Receivables”) for the sum of $350,000 (the “Purchase Amount”).. SGS has agreed to remit to GCF 10% of the payments received from its customers (the “Customer Payments”) until GCF receives the entire value of Purchased Receivables. SGS also agreed that GCF may withdraw from the account into which the Customer Payments are deposited (the “Deposit Account”) the sum of approximately $4,142 per day (the “Daily Payment”). In conjunction with the agreement, SGS and GCF executed a letter (the “Payoff Letter”) pursuant to which GCF agreed that if SGS paid the value of the Purchased Receivables within 30 days of the Effective Date, GCF would accept the sum of $416,500 as payment in full, if SGS paid the value of the Purchased Receivables within 31 to 60 days of the Effective Date, GCF would accept $430,500 as payment in full, and if SGS paid the value of the Purchased Receivables within 61 to 90 days of the Effective Date, GCF would accept $444,500 as payment in full. SGS paid an origination fee of $7,000 to GCF upon execution of the agreement. SGS will also be required to pay to GCF a fee for establishing the ACH program, a fee for a payment rejection for insufficient funds, a fee for any rejected ACH transfer, a fee for changing banks, a fee for blocking a payment to GCF and a fee upon default. In the event that SGS obtains funding from a source other than GCF while the agreement is outstanding, SGS will be responsible for the payment of a “stacking fee” of $5,000 to GCF and GCF will have the right to collect an additional Daily Payment per day.

On the Effective Date, SGS and GCF also signed a Security Agreement. Pursuant to the Security Agreement, SGS granted to GCF a security interest in and lien upon all accounts, chattel paper, documents, equipment, general intangibles, instruments, and inventory now or hereafter owned or acquired by SGS; all proceeds, as that term is defined in Article 9 of the UCC; all funds at any time in the Deposit Account, regardless of the source of such funds; present and future electronic check transactions; and any amount which may be due to GCF under the Agreement, including but not limited to all rights to receive any payments or credits under the agreement. To secure SGS’s obligations under the agreement, SGS also agreed to provide other security to GCF upon request. SGS further agreed that, if at any time there are insufficient funds in the Deposit Account to cover the GCF entitlements under the agreement, GCF is granted a further security interest in all of SGS’s assets of any kind. GCF may exercise its rights under the Security Agreement without notice or demand of any kind by making an immediate withdrawal or freezing the secured assets.

Liquidity and Capital Resources as of December 31, 2019 Compared with December 31, 2018

The Company’s net cash flows used in operating, investing and financing activities for the year ended December 31, 2019 and 2018 and certain balances as of the end of those periods are as follows (in thousands):

	For the Years Ended December 31,
	2019	2018
Net cash used in operating activities	$(9,364)	$(16,576)
Net cash provided by investing activities	-	362
Net cash provided by financing activities	9,386	16,198

Net increase (decrease) in cash	$22	$(16)

	As of December 31, 2019	As of December 31, 2018
Cash and cash equivalents	$28	$6
Working capital (deficit)	$(9,474)	$(14,956)

Liquidity and Capital Resources as of December 31, 2019

Our capital resources and operating results as of and through December 31, 2019, consist of:

1)	an overall working capital deficit of $9.5 million;

2)	cash of $28,000;

3)	we entered into an unlimited revolving credit facility of which $168,000 was received on December 31, 2019;

4)	net cash used in operating activities for the year of $9.4 million;

5)	net cash provided by financing activities for the year of $9.4 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash	$28	$-	$28
Accounts receivable, net / accounts payable	2,069	10,771	(8,702)
Other assets/other liabilities	28	35	(7)
Short-term debt	-	793	(793)
Total	$2,125	$11,599	$(9,474)

Accounts payable and accrued liabilities exceed the accounts receivable by $8.7 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, over the next twelve months. The Company plans to maintain its cost reductions in 2019 into 2020. It is expected that the necessary costs to achieve increased revenue will be incurred. The Company will continue to work with its key distributors and financing partners to address our credit limitation issues. The Company’s capital resources as of December 31, 2019, availability on the unlimited Payplant Facility to finance purchase orders and invoices, the Related Party Note with its ability to receive revolving amounts not to exceed $10 million at any time, and its short-term borrowings, may not be sufficient to fund planned operations during the year ending December 31, 2020. The Company will need to raise additional capital through the issuance of equity, equity-linked or debt securities. A further discussion below of liquidity and capital resources outlines the Company’s current resources.

Going Concern and Management’s Plans

As of December 31, 2019, the Company had a minimal cash balance and a working capital deficit of approximately $9.5 million. In addition, the Company has a stockholders’ deficit of approximately $20.0 million. For the years ended December 31, 2019 and 2018, the Company incurred net losses of approximately $5.4 million and $7.9 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company expects its capital resources as of December 31, 2019, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from financing from our Related Party Note and other Short Term borrowings, higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements may not be sufficient to fund planned operations during the year ending December 31, 2020. The Company will need additional funds to support its obligations for the next twelve months. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities. The Company realizes that our ability to increase revenue is to have more diverse sources of IT products and therefore the Company has focused on reducing its trade debt so that distributors and vendors will resume supply of IT products to us. The Company has made significant progress towards the paying down on existing trade debt liabilities. The Company started with $23,071,000 of trade debt as of January 1, 2018 and had a balance of $5,809,000 of trade debt as of December 31, 2019. This represents a reduction of 75% over the course of 24-months ending December 31, 2019.

The Company’s consolidated financial statements as of December 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin, which without these represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s consolidated financial statements as of December 31, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – Payplant

See the discussion above in the section titled “Short Term Debt” for information concerning this loan. As of December 31, 2019, the principal amount outstanding under the Loan Agreement was $168,000.

Liquidity and Capital Resources Inpixon Note

See the discussion above in the section titled “Related Party Note” for information concerning this loan. As of December 31, 2019, the principal amount outstanding under the Loan Agreement was $10.9 million.

Liquidity and Capital Resources – Chicago Venture

See the discussion above in the section titled “Short Term Debt” for information concerning this loan. As of December 31, 2019, the principal amount outstanding under the Loan Agreement was $658,000.

Operating Activities for the year ended December 31, 2019

Net cash used in operating activities during the year ended December 31, 2019 was $9.4 million. Net cash used in operating activities during the year ended December 31, 2018 was $16.6 million. The cash flows related to the year ended December 31, 2019 consisted of the following (in thousands):

Net loss	$(5,415)
Non-cash income and expenses	1,578
Net change in operating assets and liabilities	(5,527)
Net cash used in operating activities	$(9,364)

The non-cash income and expense of $1.6 million consisted primarily of the following (in thousands):

$1,676	Depreciation and amortization expenses (including amortization of intangibles)
(62)	Gain on settlement of liabilities
(62)	Gain on earnout
(64)	Accrued issuable equity
105	Amortization of debt discount
(15)	Other
$1,578	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $5.5 million and consisted primarily of the following (in thousands):

$(1,734)	Increase in accounts receivable and other receivables
15	Decrease in prepaid licenses and maintenance contracts
37	Decrease other assets and other liabilities
(3,643)	Decrease in accounts payable
(55)	Decrease in accrued liabilities and other liabilities
(147)	Decrease in deferred revenue
$(5,527)	Net use of cash in the changes in operating assets and liabilities

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

Cash Flows from Investing Activities as of December 31, 2019 and 2018

There were no investing activities in 2019. Cash flows related to investing activities during the year ended December 31, 2018 include $362,000 for the cash acquired in the spin-off.

Cash Flows from Financing Activities as of December 31, 2019 and 2018

Net cash flows provided by financing activities during the year ended December 31, 2019 was 9.4 million. During the year ended December 31, 2019, the Company received $9.3 million from a related party note and $73,000 From Its Payplant facility, respectively. Net cash flows provided by financing activities during the year ended December 31, 2018 was $16.2 million. During the year ended December 31, 2018, the Company received incoming cash flows of $500,000 from the issuance of a convertible debt note, $2.2 million from a related party note, $96,000 from its Payplant facility respectively, and $13.4 million were attributable to net distributions from Inpixon.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sysorex, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sysorex, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph—Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

We have served as the Company’s auditor since 2012.

Marcum llp

New York, NY

March 31, 2020

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	December 31,
	2019	2018
Assets
Current Assets
Cash	$28	$6
Accounts receivable, net	2,069	321
Notes and other receivables	-	9
Prepaid assets and other current assets	28	65

Total Current Assets	2,125	401

Property and equipment, net	10	27
Intangible assets, net	913	2,572
Other assets	29	35

Total Assets	$3,077	$3,035

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except number of shares and par value data)

	December 31,
	2019	2018

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$10,271	$13,976
Accrued liabilities	467	603
Short Term debt, net of debt discount	826	596
Deferred revenue	35	182

Total Current Liabilities	11,599	15,357

Long Term Liabilities
Related party- loan payable	10,901	2,204
Payable to related party	616	-
Acquisition liability – Integrio	-	62
Other liabilities	10	74

Total Liabilities	23,126	17,697

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 482,923 and 416,482 shares issued and 407,544 and 335,233 shares outstanding as of December 31, 2019 and December 31, 2018, respectively	-	-
Treasury stock, at cost, 75,379 and 81,250 shares at December 31, 2019 and December 31, 2018, respectively	-	-
Additional paid-in-capital	(11,511)	(11,539)
Accumulated Deficit	(8,538)	(3,123)

Total Stockholders’ Deficit	(20,049)	(14,662)

Total Liabilities and Stockholder’s Deficit	$3,077	$3,035

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended
	December 31,
	2019	2018
Revenues
Products	$3,548	$2,664
Services	1,727	1,805
Total Revenues	5,275	4,469

Cost of Revenues
Products	3,172	1,070
Services	984	1,151
Total Cost of Revenues	4,156	2,221

Gross Profit	1,119	2,248

Operating Expenses (Income)
Research and development	-	168
Sales and marketing	1,065	1,781
General and administrative	2,765	5,749
Gain on earnout	(62)	(934)
Amortization of intangibles	1,658	2,540

Total Operating Expenses, Net	5,426	9,304

Loss from Operations	(4,307)	(7,056)

Other Income (Expense)
Interest expense	(1,049)	(855)
Other income (expense), net	(59)	10

Total Other Income (Expense)	(1,108)	(845)

Net Loss	$(5,415)	$(7,901)
Net Loss per share – basic and diluted	$(14.76)	$(26.89)
Weighted Average Shares Outstanding – basic and diluted	366,883	293,853

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

(in thousands, except per share data)

					Additional	Net
	Common Stock		Treasury Stock		Paid-In	Parent	Accumulated
	Shares	Amount	Shares	Amount	Capital	Investment	Deficit	Total

Balance – January 1, 2018	400,000	$-	117,917	$-	$-	$(22,172)	$-	$(22,172)

Net loss for the period January 1, 2018 through August 31, 2018	-	-	-	-	-	(4,778)	-	(4,778)

Adoption of accounting standards	-	-	-	-	-	1,287	-	1,287

Net transfers from former Parent	-	-	-	-	-	14,059	-	14,059

Reclassification of net parent investment in connection with distribution	-	-	-	-	(11,604)	11,604	-	-

Shared issues for trademark	10,000	-	-	-	40	-	-	40

Shares reissued from Treasury related to exercise of former parent warrants	-	-	(36,667)	-		-	-	-
Shares issued for services	6,482	-		-	25	-	-	25
Net loss for the period September 1, 2018 through December 31, 2018	-	-	-	-	-	-	(3,123)	(3,123)

Balance - December 31, 2018	416,482	-	81,250	-	$(11,539)	$-	$(3,123)	$(14,662)

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2019 AND 2018

(in thousands, except per share data)

						Additional
	Common Stock		Treasury Stock			Paid-In	Accumulated
	Shares	Amount	Shares	Amount		Capital	Deficit	Total

Balance - December 31, 2018	416,482	$-	81,250	$		$(11,539)	$(3,123)	(14,662)

Net loss	-	-	-		-	-	(5,415)	(5,415)

Fractional shares round up as a result of the reverse stock split	7,418	-	-		-	-	-	-

Shared issued for payment of short-term debt	59,023	-	-		-	28	-	28

Shares reissued from Treasury related to exercise of former parent warrants	-	-	(5,871)		-	-	-	-

Balance – December 31, 2019	482,923	$-	75,379		$-	$(11,511)	$(8,538)	$(20,049)

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Years Ended
	December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(5,415)	$(7,901)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	18	115
Amortization of intangibles	1,659	2,540
Gain on earnout – Integrio acquisition	(62)	(934)
Loss on disposal of fixed assets	-	29
Loss (Gain) on the settlement of liabilities	(62)	276
Stock based compensation	-	65
Amortization of debt discount	105	299
Provision for doubtful accounts	-	276
Change in fair value of accrued issuable equity	(64)	(54)
Changes in operating assets and liabilities:
Accounts receivable	(1,749)	1,284
Other receivables	-	161
Inventories	-	7
Other current assets	32	213
Prepaid licenses & maintenance contracts	15	(15)
Other assets	5	(25)
Accounts payable	(3,643)	(10,570)
Accrued liabilities and other current liabilities	(56)	(2,524)
Deferred revenue	(147)	182

Total Adjustments	(3,949)	(8,675)
Net Cash Used In Operating Activities	(9,364)	(16,576)

Cash Flows From Investing Activities
Cash acquired in spin-off	-	362
Net Cash Used in Investing Activities	-	362

Cash Flows From Financing Activities
Cash proceeds from related party note	9,313	3,244
Repayments to related party note	-	(1,040)
Cash proceeds from short term debt	-	520
Cash paid for short term debt transactional costs	-	(20)
Net cash proceeds from Payplant credit facility	73	96
Net distributions from (to) parent		13,398

Net Cash Provided By Financing Activities	9,386	16,198

Net Increase (Decrease) in Cash	22	(16)

Cash - beginning of year	6	22

Cash - end of year	$28	$6

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$58	$784
Income taxes	$5	$6

Supplemental Disclosure of non-cash investing and financing activities:
Common shares issued for short-term debt payment	28	-
Adjustment to opening retained earnings for adoption of ASC 606	$-	$1,287
Net distributions from parent	$-	$299

Debt discount – original issue discount	$-	$105

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

The Spin-Off

On August 31, 2018 (the “Distribution Date”), the Company became an independent company through the pro rata distribution by Inpixon of 100% of the outstanding common stock of Sysorex to Inpixon equity holders (the “Distribution”). Each Inpixon equity holder of record as of the close of business on August 21, 2018 received one share of the Company’s common stock for every three shares of Inpixon common stock held on the record date or such number of shares of common stock issuable upon complete conversion of Inpixon convertible preferred stock or exercise of certain participating warrants. Approximately 40 million shares of the Company’s common stock were distributed on the Distribution Date to Inpixon equity holders. In connection with the initial Distribution of its common stock, the Company has 117,917 shares of common stock reserved for issuance in treasury (a) to the holders of certain Inpixon warrants who will be entitled to receive shares of the Company’s common stock if the warrants are exercised, and (b) the holders of Inpixon securities that were subject to beneficial ownership limitations in connection with the distribution and for future issuances. The Company’s common stock began regular-way trading on the OTC Markets under the symbol “SYSX” on September 4, 2018.

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

Going Concern and Management’s Plans

As of December 31, 2019, the Company had a minimal cash balance and a working capital deficit of approximately $9.4 million. In addition, the Company has a stockholders’ deficit of approximately $20.0 million. For the years ended December 31, 2019 and 2018, the Company incurred net losses of approximately $5.4 million and $7.9 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company does not believe that its capital resources as of December 31, 2019, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from financing from our related party note (as defined in Note 9 below) and other short-term borrowings, higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the year ending December 31, 2020. As a result, the Company will need additional funds to support its obligations for the next twelve months. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities. The Company’s consolidated financial statements as of December 31, 2019 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin, which without these represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s consolidated financial statements as of December 31, 2019 do not include any adjustments that might result from the outcome of this uncertainty.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Revenue Recognition

The Company reports revenues under ASC 606, “Revenue from Contracts with Customers” and all the related amendments (Topic 606)

The Company recognizes revenue after applying the following five steps:

1)	Identification of the contract, or contracts, with a customer,

2)	Identification of the performance obligations in the contract, including whether they are distinct within the context of the contract

3)	Determination of the transaction price, including the constraint on variable consideration

4)	Allocation of the transaction price to the performance obligations in the contract

5)	Recognition of revenue when, or as, performance obligations are satisfied

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2019 and 2018, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had immaterial amounts of deferred revenue as of December 31, 2019 and 2018.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 — Summary of Significant Accounting Policies (continued)

Recent Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As an emerging growth company, the Company expects to delay adoption of ASU 2016-02 until January 1, 2020. ASU 2016-02 is not expected to have a material impact on the financial statements or disclosures.

As a result of the new standard, all of the Company’s leases greater than one year in duration are recognized in its balance sheets as both operating lease liabilities and right-of-use assets upon adoption of the standard. The Company adopted the standard using the modified-retrospective method effective January 1, 2020. This adoption primarily affected the Company’s consolidated balance sheet based on the recording of right-of-use assets and the lease liability, current and noncurrent, for its operating leases. The adoption of ASU 2016-02 did not change the Company’s historical classification of these leases or the straight-line recognition of related expenses. Upon adoption, the Company recorded approximately $217,000 in right-of-use assets and operating lease liabilities on the Company’s balance sheet.

In December 2019, the FASB issued ASU 2019-12 “Income Taxes (Topic 740) -- Simplifying the Accounting for Income Taxes.  This ASU modifies certain provisions of ASC 740 to simplify the accounting for income taxes.  The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company is currently evaluating the accounting, transition, and disclosure requirements of the standard to determine the impact, if any, on the financial statements.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with maturities of three months or less when purchased. As of December 31, 2019 and 2018, the Company had no cash equivalents.

Accounts Receivable, net

Accounts receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for doubtful accounts was approximately $50,000 and $65,000 as of December 31, 2019 and 2018, respectively.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

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

Intangible Assets

Intangible assets primarily consist of customer relationships, supplier relationships and trade name/trademarks. They are amortized ratably over their deemed useful life of one to seven years. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2019 and 2018.

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

Pursuant to ASC Paragraphs 360-10-45-4 and 360-10-45-5 an impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amount of that loss. A gain or loss recognized on the sale of a long-lived asset (disposal group) that is not a component of an entity shall be included in income from continuing operations before income taxes in the income statement of a business entity. If a subtotal such as income from operations is presented, it shall include the amounts of those gains or losses. Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2019 and 2018.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 2 — Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred as part of cost of revenues. These costs were deemed to be nominal for the years ended December 31, 2019 and 2018.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were deemed to be nominal for the years ended December 31, 2019 and 2018.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the years ended December 31, 2019 and 2018, respectively, and as a result, all potentially dilutive common shares are considered antidilutive for these periods. The Company had no potentially issuable shares as of December 31, 2019.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the financial statements to determine if any of those events and/or transactions require adjustment to or disclosure in the financial statements.

Note 3 — Property and Equipment, net

Property and equipment at December 31, 2019 and 2018 consisted of the following (in thousands of dollars):

	As of December 31,
	2019	2018
Computer and office equipment	$39	$39
Furniture and fixtures	109	109
Software	12	12
Total	160	160
Less: accumulated depreciation and amortization	(151)	(133)

Total Property and Equipment, Net	$9	$27

Depreciation and amortization expense were $18,000 and $115,000 for the years ended December 31, 2019 and 2018, respectively.

Note 4 — Intangible Assets

Intangible assets at December 31, 2019 and 2018 consisted of the following (in thousands of dollars):

	Gross Carrying Amount December 31,		Accumulated Amortization December 31,
	2019	2018	2019	2018
Trade Name/Trademarks	$3,250	$3,250	$(3,250)	$(2,863)
Customer Relationships	4,003	4,003	(3,090)	(2,523)
Supplier Relationships	2,985	2,985	(2,985)	(2,280)
Totals	$10,238	$10,238	$(9,325)	$(7,666)

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 4 — Intangible Assets (continued)

Aggregate amortization expense for the years ended December 31, 2019 and 2018 was $1.7 million and $2.5 million, respectively.

Future amortization expense on intangibles assets is anticipated to be as follows (in thousands of dollars):

Years Ending December 31,	Amount
2020	313
2021	313
2022	287

Total	$913

Note 5 — Deferred Revenue

Deferred revenue as of December 31, 2019 and 2018 consisted of the following (in thousands of dollars):

	As of December 31,
	2019	2018
Deferred Revenue, Current
Maintenance agreements	$-	$89
Service and other agreements	35	93
Total Deferred Revenue, Current	35	182

Total Deferred Revenue	$35	$182

Note 6 — Accrued Issuable Equity – Other Liabilities

In connection with the Distribution of its common stock, the Company has 31,941 shares of common stock reserved in treasury for eventual issuance to certain holders of Inpixon securities that are currently subject to beneficial ownership limitations in connection with the Distribution. On August 31, 2018, we recorded approximately $128,000 of accrued issuable equity in connection with these share issuance obligations. During the years ended December 31, 2019 and 2018, the Company has recorded a gain on change in fair value of accrued issuable equity of approximately $64,000 and $54,000 respectively, which was charged to the statement of operations. This is included in Other Income, Net. The Accrued Issuable Equity balance as of December 31, 2019 and December 31, 2018 was approximately $10,000 and $74,000, respectively.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 7 — Income Taxes

The income tax provision (benefit) for the years ended December 31, 2019 and 2018 consists of the following (in thousands of dollars):

	2019	2018
U.S. federal
Current	$-	$-
Deferred	(745)	3,515
State and Local
Current	-	10
Deferred	(1,176)	1,803
	(1,921)	5,328
Change in valuation allowance	1,921	(5,328)

Income tax provision (benefit)	$-	$-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
U.S. federal statutory rate	21.0%	21.0%
State income taxes, net of federal benefit	5.2	(7.4)
Federal and state rate change and other	11.6	(7.1)
Other deferred tax adjustments	(3.6)	(0.0)
Other permanent items	1.3	(0.8)
Change in valuation allowance	(35.5)	(5.8)
Effective rate	(0.0)%	(0.0)%

As of December 31, 2019 and 2018, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following (in thousands of dollars):

	As of December 31,
	2019	2018
Deferred Tax Assets
Net operating loss carryovers	$1,681	$488
Fixed assets	2	-
Accrued compensation	4	18
Reserves	180	201
Intangible assets	4,826	4,173
Other	305	201

Total deferred tax assets	6,998	5,081
Less: valuation allowance	(6,998)	(5,081)

Deferred tax assets, net of valuation allowance	$0	$0

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 7 — Income Taxes (continued)

In accordance with applicable U.S. tax laws, the Spin Off as described in Note 1 was determined to result in a taxable gain to Inpixon. Inpixon made an election pursuant to the Internal Revenue Code Section 336(e) to treat the Distribution as a sale of assets. Accordingly, the tax effects of the changes in the tax basis of assets and liabilities, as offset by a valuation allowance, have been recognized in equity.

As of December 31, 2019 and 2018, the Company had approximately $6.3 million and $1.8 million, respectively, of U.S. federal and state net operating loss (“NOL”) carryovers available to offset future taxable income. NOL’s generated prior to the Distribution were charged off to equity. The NOL’s generated in 2018 and 2019 do not expire and have an indefinite life.

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

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2019 and 2018. As of December 31, 2019 and 2018 the change in valuation allowance was $1.9 million and $1.2 million, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to file federal and state income tax returns. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of general and administrative expense, respectively. There were no amounts accrued for interest or penalties for the years ended December 31, 2019 and 2018. Management does not expect any material changes in its unrecognized tax benefits in the next year.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 8 — Related Party Note

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

The proceeds received, interest and legal costs accrued in accordance with the Related Party Note for the year ended December 31, 2019 is $10,901,000.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 9 — Short Term Debt

Short Term Debt as of December 31, 2019 and 2018 consisted of the following (in thousands):

	As of December 31,
	2019	2018
Short-Term Debt
Chicago Venture Convertible Note payable (A)	$658	$500
Revolving Credit Facility (B)	168	96
Total Short-Term Debt	$826	$596

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

Redemption

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

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 9 — Short Term Debt (continued)

On October 15, 2019, the Company and CVP entered into a waiver agreement (the “Waiver Agreement”) in connection with CVP delivery of a redemption notice for $7,600 (the “Redemption Amount”) in accordance with that certain Securities Purchase Agreement, dated as of December 31, 2018, and that certain Convertible Promissory Note issued to the Lender by the Company on December 31, 2018 (the “Note”). Pursuant to the Waiver Agreement, the Lender agreed to waive certain Equity Conditions Failures (as defined in the Note) in order to receive shares of common stock of the Company instead of cash to satisfy the Redemption Amount. In addition, the Company and the Lender agreed to issue such shares below the minimum redemption conversion price of $1.00 at a modified redemption conversion price equal to $0.210140, which is equal to 70% multiplied by the lowest closing bid price during the twenty (20) trading days immediately preceding this redemption. Accordingly, the Company issued the Lender 36,166 shares of common stock to satisfy the Redemption Amount.

Short-Term Note Extension

On December 31, 2019, Chicago Venture Partners, LP agreed to extend the previously agreed to pursuant to the terms of the Convertible Promissory Note dated as of December 31, 2018 whereby Chicago Venture Partners, LP will not be entitled to redeem all or any portion of the principal amount of the original December 31, 2018 Note until March 31, 2020, and the maturity date of the Original Note was extended to March 31, 2020. The Company is currently in negotiations to extend the note.

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

As of December 31, 2019 and December 31, 2018, the principal amount outstanding under the Loan Agreement was approximately $168,000 and $96,000, respectively and is included in Short Term Debt in the consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 10 — Credit Risk and Concentrations

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

The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the years ended December 31, 2019 and 2018 (in thousands of dollars):

	For the Years Ended December 31
	2019		2018
	$	%	$	%
Customer A	3,305	49%	2,005	38%
Customer B	999	15%	-	-
Customer C	672	10%	-	-
Customer D	-	-	633	12%
Customer E	-	-	523	10%

As of December 31, 2019 and 2018, Customer A represented approximately 75% and 27%, of total accounts receivable, respectively.

For the year ended December 31, 2019, four vendors represented approximately 31%, 23%, 15% and 10% of total purchases. Purchases from these vendors during the year ended December 31, 2019 were $1.3 million, $1.0 million, $0.6 million and $0.4 million. For the year ended December 31, 2018, two vendors represented approximately 20% and 11% of total purchases. Purchases from these vendors during the year ended December 31, 2018 were $0.4 million and $0.2 million.

As of December 31, 2019, three vendors represented approximately 28%, 13% and 13% of total accounts payable. As of December 31, 2018, three vendors represented approximately 40%, 15% and 12% of total gross accounts payable .

Note 11 — Commitments and Contingencies

Operating Leases

Our principal executive offices were located at 2355 Dulles Corner Blvd., Suite 600, Herndon, Virginia 20171. We leased these premises, which consisted of approximately 11,000 square feet, pursuant to a 29-month lease that expired on September 30, 2018. Our gross monthly rent was approximately $30,000 through December 31, 2018.

On October 1, 2018, the Company’s principal executive offices moved to 13880 Dulles Corner Lane, Suite 175, Herndon, Virginia 20171. We lease these premises, which consists of approximately 5,800 square feet, pursuant to a lease that expires on November 30, 2021. Provided that there is no event of default under this lease, rent will be abated for the last 8 calendar months of the term prior to the expiration date. The total amount of rent expense under the leases is recognized on a straight-line basis over the term of the leases. As of December 31, 2019 and 2018, prepaid rent was $22,590 and $5,300, respectively. Rent expense under the operating leases for the years ended December 31, 2019 and 2018 was approximately $100,000 and $288,000, respectively.

Future minimum lease payments under the above operating lease commitments at December 31, 2019 are as follows (in thousands of dollars):

For the Years Ending December 31,	Operating Lease Amounts
2020	$122
2021	116
Total	$238

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 11 — Commitments and Contingencies (continued)

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

The Company has reclassified its obligation of $565,081 in its financial statements from Accounts Payable at December 31, 2018 to Payable to related party. The balance of this obligation as of December 31, 2019 including interest is $616,000.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 11 — Commitments and Contingencies (continued)

Gain on Earnout

Under the terms of the asset purchase agreement between Integrio and Emtec Federal, LLC (its wholly owned subsidiary) (collectively, the “Seller”) and Inpixon and SGS (collectively, the “Buyer”), the Seller was eligible for an earnout that was included as part of the purchase consideration. During 2019 the Company determined that the Seller was ineligible for a portion of the earnout as the Seller did not meet the terms of the earnout provisions under the agreement and therefore recorded a gain on earnout of $62,000 which is included in the operating expenses section of the consolidated statement of operations.

Note 12 — Stockholders’ Deficit

Authorized capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value. The holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2019, 500,000,000 common stock shares authorized; 482,923 shares were issued and 407,544 shares are outstanding. No preferred stock has been designated or issued.

Equity incentive plan

On July 30, 2018, the board of directors of the Company and its sole director approved the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), which enables the Company to grant stock options, share appreciation rights, restricted stock, restricted stock units, share awards, performance unit awards, and cash awards to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2018 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986. Each option, or portion thereof, that is not an incentive stock option, shall be considered a non-qualified option. The option price must be at least 100% of the fair market value on the date of grant and if an Incentive Stock Option is issued to a 10% or greater shareholder the grant must be 110% of the fair market value on the date of the grant. The 2018 Plan is to be administered by the Board, which shall have discretion over the awards and grants thereunder. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 8,000,000, which number will be automatically increased on the first day of each quarter, beginning on January 1, 2019 and for each quarter thereafter, by a number of shares of common stock equal to the least of (i) 1,000,000 shares,(ii) 10% of the shares of common stock issued and outstanding on that date, or (iii) a lesser number of shares that may be determined by the board. No awards may be issued after July 30, 2028. As of December 31, 2019, there were no awards outstanding under the plan. As of December 31, 2019, there were 8,000,000 securities available for future issuance under the 2018 Plan.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

Note 12 — Stockholders’ Deficit (continued)

Common stock

On August 31, 2018, as part of the Spin-off, the Company entered into a Trademark License Agreement with Sysorex Consulting, Inc. for use of the mark “Sysorex”. As consideration for the license, the Company issued 10,000 shares of its common stock with a fair value of $40,000 to Sysorex Consulting, Inc. and has agreed to issue to Sysorex Consulting, Inc. 2,500 shares of its common stock on each anniversary of the completion of the Spin-off until the License Agreement is terminated. The Company has expensed the licensing fee during the year ended December 31, 2018.

During the year ended December 31, 2018, the Company issued 6,482 shares of common stock with an issuance date fair value of approximately of $25,000 for services provided. The services being provided are debt consolidation funding and capital funding raise through securities issuance.

During the year ended December 31, 2019, the Company issued 59,023 shares of common stock with issuance date fair values of approximately 28,000 for payment of short-term debt.

Stock options

On August 31, 2018, as part of the Spin-off, the Company issued replacement Sysorex stock options to employees of Sysorex who formerly held Inpixon stock options, to purchase an aggregate of 19 shares of common stock with exercise prices ranging from $ 22.76 to $224.12 and expiration dates ranging from March 2023 to February 2027. The options vest as follows: (i.) every month after the grant date up to 4 years or (ii.) 25% upon the issuance and every year thereafter after on the grant date.

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

During the year ended December 31, 2019 and 2018, the Company reissued 5,871 shares and 36,667 shares, respectively, of common stock from treasury in connection with the exercise of Parent warrants.

Reverse Stock Split

On July 25, 2019, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of the State of Nevada to affect a 1-for-100 reverse stock split of the Company’s issued and outstanding shares of common stock, effective as of July 30, 2019. The financial statements and accompanying notes give effect to the 1-for-100 reverse stock split as if they occurred at the first period presented. There was no change to reported net loss in any period presented.

Note 13 — Subsequent Events

Related Party Note Amendment

On March 1, 2020, the Related Party Note was amended to extend the maturity date from December 31, 2020 to December 31, 2022, to increase the default interest rate from 18% to 21% or the maximum rate allowable by law and to require a cash payment by the Company to Inpixon against the loan amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which the Company raises aggregate gross proceeds of at least $5 million.

Future Receivables Agreement

On January 21, 2020, SGS and GCF Resources LLC (“GCF”) entered into a Future Receivables Agreement pursuant to which GCF agreed to purchase receivables from SGS with a value of $497,000 for the sum of $350,000

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

As of December 31, 2019, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019 at the reasonable assurance level.

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

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Company’s Board of the Directors (the “Board”) and/or our Chief Executive Officer.

Name	Age	Position
Nadir Ali	51	Director
Zaman Khan	52	Director, President and Chief Executive Officer
Douglas Cole	64	Director
Vincent Loiacono	60	Chief Financial Officer

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

Douglas Cole

Mr. Cole has served as a member of our Board since December 2019. Mr. Cole been a partner of Objective Equity LLC since 2005, a boutique investment bank focused on the high technology, data analytics and the mining sector. Mr. Cole currently serves on the Board of Directors of eWellness Healthcare Corporation (OTCQB: EWLL). He obtained his BA in Social Sciences from UC Berkeley in 1978. Mr. Cole’s extensive experience in global M&A and global distributions led us to the conclusion that he should serve as a member of our Board.

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

ITEM 11: EXECUTIVE COMPENSATION

Special Note Regarding the Spin-off

Prior to the completion of the Spin-off on August 31, 2018, we were a wholly-owned subsidiary of Inpixon. This report discloses the compensation of our named executive officers based on compensation for the year ended December 31, 2019 (collectively, the “NEOs”). Information presented for periods prior to the Spin-off reflects the historical compensation philosophy, strategy, and program designed by Inpixon and approved by the compensation committee of Inpixon’s board of directors (the “Inpixon Committee”), as well as the consideration of such factors as the Inpixon Committee or management of Inpixon determined were appropriate for an organization of Inpixon’s size and complexity.

Summary Compensation Table

The following table summarizes the total compensation earned by each of our NEOs for the fiscal years ended December 31, 2019 and 2018. As discussed in this report, the Company became an independent, public company upon completion of the Spin-off on August 31, 2018. Accordingly, the compensation provided below which was earned prior to the Spin-off includes compensation earned by our NEOs for services provided to Inpixon and the Company prior to the Spin-off. Furthermore, this table reflects the pre-Spin-off unadjusted option awards granted by Inpixon to our NEOS, as applicable.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)

Zaman Khan,	2019	$291,099	$200,000	$--	$--	$491,099
Chief Executive Officer (2)	2018	$300,000	$200,000	$--	$--	$500,000

Vincent Loiacono,	2019	$171,141	$60,000	$--	$--	$231,141
Chief Financial Officer	2018	$133,942	$20,000	$--	$--	$153,942

(1)	The fair value of employee option grants was estimated on the date of grant using the Black-Scholes option pricing model with key weighted average assumptions, expected stock volatility and risk-free interest rates based on U.S. Treasury rates from the applicable periods.

(2)	Zaman Khan was employed by Inpixon Federal prior to the Spin-off.

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

The Company may, in its sole discretion, terminate the agreement, including for Just Cause, as defined in the agreement. Mr. Kahn may resign from his employment as a result of a material diminution of his duties, responsibilities, authority, and position with both the Company and SGS, or a material reduction in his compensation and benefits, or if he ceases to hold the position of Chief Executive Officer at the Company after a Change of Control, as defined in the agreement (each a “Khan Termination Event”). If the Company terminates the agreement without Just Cause or within 24 months following a Change of Control, or if Mr. Khan resigns his position as a result of a Termination Event, the Company must: (i) continue to pay to Mr. Khan the Khan Base Salary, subject to customary payroll practices and withholdings, for six months or for 12 months if he was employed for more than 24 months after the Effective Date (subject to and conditioned upon Mr. Khan signing a full general release of any and all known and unknown claims against the Company, SGS and their related parties) (the “Khan Severance Payment”); (ii) within 45 days of termination or resignation, pay to Mr. Khan 100% of the value of any accrued but unpaid bonus that he otherwise would have received; (iii) pay to Mr. Khan the value of any accrued but unpaid vacation time; (iv) pay to Mr. Khan any unreimbursed business expenses and travel expenses that are reimbursable under the agreement; (v) pay an amount equal to the Company’s monthly COBRA premium in effect on the date of termination for the number of months applicable to the Khan Severance Payment; and (vi) to the extent required under the terms of any benefit plan the vested portion of any benefit under such plan. If the Company terminates the agreement for Just Cause, Mr. Khan will receive only that portion of the Khan Base Salary, accrued but unused vacation pay, and unreimbursed business expenses, that has been earned or have been incurred through the date of termination and, to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan. Mr. Khan’s employment will be terminated immediately upon (i) his Disability, as defined in the agreement, for a period exceeding 3 months in any twelve month period, or (ii) his death. If Mr. Khan’s employment is terminated due to Disability or death, the Company will be required to pay to him or his estate, unrelated to any amounts that he may receive pursuant to any short-term and long-term disability plans or life insurance plans, the Khan Base Salary and accrued but unpaid vacation pay earned through the date of termination, unreimbursed business expenses and to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan.

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

The Company may, in its sole discretion, terminate the agreement, including for Just Cause, as defined in the agreement. Mr. Loiacono may resign from his employment as a result of a material diminution of his duties, responsibilities, authority, and position with both the Company and SGS, or a material reduction in his compensation and benefits, or if he ceases to hold the position of Chief Financial Officer at the Company after a Change of Control, as defined in the agreement (each a “Loiacono Termination Event”). If the Company terminates the agreement without Just Cause or within 24 months following a Change of Control, or if Mr. Loiacono resigns his position as a result of a Termination Event, the Company must: (i) continue to pay to Mr. Loiacono the Loiacono Base Salary, subject to customary payroll practices and withholdings, for one month for every 3 months of employment after the Effective Date up to a maximum of 6 months (subject to and conditioned upon Mr. Loiacono signing a full general release of any and all known and unknown claims against the Company, SGS and their related parties) (the “Loiacono Severance Payment”); (ii) within 45 days of termination or resignation, pay to Mr. Loiacono 100% of the value of any accrued but unpaid bonus that he otherwise would have received; (iii) pay to Mr. Loiacono the value of any accrued but unpaid vacation time; (iv) pay to Mr. Loiacono any unreimbursed business expenses and travel expenses that are reimbursable under the agreement; (v) pay an amount equal to the Company’s monthly COBRA premium in effect on the date of termination for the number of months applicable to the Loiacono Severance Payment; and (vi) to the extent required under the terms of any benefit plan the vested portion of any benefit under such plan. If the Company terminates the agreement for Just Cause, Mr. Loiacono will receive only that portion of the Loiacono Base Salary, accrued but unused vacation pay, and unreimbursed business expenses, that has been earned or have been incurred through the date of termination and, to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan. Mr. Loiacono’s employment will be terminated immediately upon (i) his Disability, as defined in the agreement, for a period exceeding 3 months in any twelve month period, or (ii) his death. If Mr. Loiacono’s employment is terminated due to Disability or death, the Company will be required to pay to him or his estate, unrelated to any amounts that he may receive pursuant to any short-term and long-term disability plans or life insurance plans, the Loiacono Base Salary and accrued but unpaid vacation pay earned through the date of termination, unreimbursed business expenses and to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan.

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

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our NEOs as of December 31, 2019. All share information described below relates to Sysorex common stock.

Name	Grant Date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Zaman Khan	02/03/2017	(1)	10	6	22.76	02/03/2027

(1)	This option vests 1/48th per month at the end of each month starting on February 3, 2017, the grant date.

Securities Authorized for Issuance under Equity Compensation Plans

On July 30, 2018, Inpixon, as the sole stockholder of Sysorex, approved the Sysorex, Inc. 2018 Equity Incentive Plan (the “Plan”) pursuant to which, upon completion of the Spin-off, Sysorex may issue up to 80,000 shares of its common stock which number will be automatically increased on the first day of each quarter, beginning on January 1, 2019 and for each quarter thereafter, by a number of shares of common stock equal to the least of (i) 10,000 shares, (ii) 10% of the shares of common stock issued and outstanding on that date, or (iii) a lesser number of shares that may be determined by the Board. The purpose of the Plan is to (x) to align the interests of Sysorex’s stockholders and the recipients of awards under the Plan by increasing the proprietary interest of such recipients in Sysorex’s growth and success, (y) to advance the interests of Sysorex by attracting and retaining directors, officers, employees and other service providers and (z) to motivate such persons to act in the long-term best interests of Sysorex and its stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted-average exercise price of outstanding (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	19	(1)	$41.22	79,981
Equity compensation plans not approved by security holders	--		--	--
Total	19		$41.22	79,981

(1)	These outstanding options were assumed by the Company in connection with the Spin-off.

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

DIRECTOR COMPENSATION

Prior to the Spin-off, we did not have any non-employee directors. Upon effectiveness of the Spin-off, any non-employee directors of Sysorex will be paid an annual fee equal to $30,000, payable quarterly. Accordingly, Nadir Ali earned a fee of $30,000 and $10,000 for his service as a non-employee director during 2019 and for the four months during 2018, respectively.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, based on our knowledge, certain information as of March xx, 2020, regarding the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock;

●	our NEOs;

●	each director; and

●	all of our directors and current executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the following table have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 410,044 shares of our common stock outstanding as of March 27, 2020. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person that are currently exercisable or that will become exercisable within 60 days of March 27, 2020. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the following table is c/o Sysorex, Inc., 13880 Dulles Corner Lane, Suite 175, Herndon, Virginia 20171.

Name of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class(1)
Named Executive Officers and Directors:
Nadir Ali	10,011	(1)	2.4%
Zaman Khan	4		*
Vincent Loiacono	0		*
All Directors and Current Executive Officers as a Group (3 persons)	10,015		*

More than 5% Beneficial Owners
Chicago Venture Partners, L.P.(2)	40,713	(3)	9.9%

(1)

Includes (i) 1 shares of common stock held of record by Nadir Ali, (ii) 3 shares of common stock held of record by Lubna Qureishi, Mr. Ali’s wife, (iii) 1 shares of common stock held of record by Naheed Qureishi, Mr. Ali’s mother-in-law, (iv) 1 shares of common stock held by of record by the Qureishi Ali Grandchildren Trust, of which Nadir Ali is the joint-trustee (with his wife Lubna Qureishi) and has voting and investment control over the shares held, (v) 5 shares of common stock held of record by the Qureishi 1998 Family Trust, of which Nadir Ali’s father-in-law, A. Salam Qureishi, is the sole trustee and has voting and investment control over the shares held, and (vi) 10,000 shares of common stock held of record by Sysorex Consulting, Inc., of which Nadir Ali’s father-in-law, A. Salam Qureishi, has voting and investment control over the shares held.

(2)

Based on information reported by Chicago Venture Partners, LP (“CVP”) on Schedule 13G/A filed with the SEC on February 4, 2020. CVP, Chicago Venture Management, LLC and CVM, Inc. have shared voting power and shared dispositive power with regard to these shares. John Fife is the President of CVM, Inc., which is the Manager of Chicago Venture Management, LLC, which is the General Partner of CVP. CVP listed its address as 303 East Wacker Drive, Suite 1040, Chicago, Illinois 60601.

(3)

CVP has rights, under a Convertible Promissory Note, to own an aggregate number of shares of our common stock which, except for a contractual cap on the amount of outstanding shares of our common stock that CVP may own, would exceed such cap. CVP’s current ownership cap is 9.99%

*	less than 1% of the issued and outstanding shares of common stock.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons.

The Board reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party, and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2019 that was submitted to the Board for approval as a “related party” transaction.

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

On August 31, 2018, we entered into a Trademark License Agreement (the “License Agreement”) with Sysorex Consulting, Inc. for use of the mark “Sysorex.” A. Salam Qureishi, Mr. Nadir Ali’s father-in-law and a member of his household, is the majority owner and the chief executive officer of Sysorex Consulting, Inc. The term of the License Agreement is perpetual. As consideration for the license, we issued 10,000 shares of our common stock to Sysorex Consulting, Inc. and have agreed to issue to Sysorex Consulting, Inc. 2,500 shares of our common stock on each anniversary of the agreement date until the License Agreement is terminated. The number of shares of common stock that will be issued in the future is subject to adjustment for changes in the outstanding shares of our common stock as a result of stock dividends, stock splits, reverse stock splits, recapitalizations, mergers, consolidations, combinations or exchanges of shares, separations, reorganizations or liquidations. The License Agreement may be terminated as a result of a breach of the License Agreement by us that remains uncured; our bankruptcy; the discontinuance of our business or a change in our name so that the word “Sysorex” is no longer used in the name or on our products or services; the license is attached, assigned or transferred; or we experience a Change of Control, as defined in the License Agreement.

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

The proceeds received, interest and legal costs accrued in accordance with the Related Party Note for the year ended December 31, 2019 is $10,916,000.

On March 1, 2020, the Related Party Note was amended to extend the maturity date from December 31, 2020 to December 31, 2022, to increase the default interest rate from 18% to 21% or the maximum rate allowable by law and to require a cash payment by the Company to Inpixon against the loan amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which the Company raises aggregate gross proceeds of at least $5 million.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are approximate fees for services rendered by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2019 and 2018.

	2019	2018
Audit Fees(1)	$134,440	$170,750
Audit Related Fees	$16,480	$53,000
Tax Fees	$--	$--
All Other Fees	$--	$--

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2019 and 2018 for the audit of our annual financial statements, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. Marcum billed us for professional services that were reasonably related to the performance of the audit or review of financial statements in 2019 and 2018, which are not included under Audit Fees above including the filing of our Form 10 and S-1 registration statements.

Tax Fees. Marcum did not perform any tax advice or planning services in 2019 or 2018.

All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2019 and 2018.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2018 and 2019.

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

SYSOREX, INC.

Date: March 31, 2020	By:	/s/ Zaman Khan
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zaman Khan	Chief Executive Officer and Director	March 31, 2020
Zaman Khan	(Principal Executive Officer)

/s/ Vincent Loiacono	Chief Financial Officer	March 31, 2020
Vincent Loiacono	(Principal Financial and Accounting Officer)

/s/ Nadir Ali	Director	March 31, 2020
Nadir Ali

/s/ Douglas Cole	Director	March 31, 2020
Douglas Cole

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger between Inpixon USA and Sysorex, Inc., dated as of July 25, 2018	8-K	001-36404	2.1	July 31, 2018

2.1	Separation and Distribution Agreement dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

3.1.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018

3.1.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019

3.2.1	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018

3.2.2	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018

4.1	Form of Sysorex, Inc.’s common stock certificate	S-1	333-228992	4.1	December 21, 2018

4.2	Form of Promissory Note to Payplant Loan and Security Agreement	8-K	000-55924	4.1	September 27, 2018

4.3	Convertible Promissory Note, dated as of December 31 2018	8-K	000-55924	4.1	December 31, 2018

4.4	Secured Promissory Note, dated as of December 31, 2018.	8-K	000-55924	4.2	December 31, 2018

4.5	Description of Registrant’s Securities					X

10.1	Amended and Restated Sublease Agreement between Dell Marketing L.P. and Inpixon Federal, Inc., dated June 4, 2018	10-12G/A	000-55924	10.12	August 13, 2018

10.2	Transition Services Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	September 4, 2018

10.3	Tax Matters Agreement dated August 31, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.2	September 4, 2018

10.4	Employee Matters Agreement dated August 1, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.3	September 4, 2018

10.5	Assignment and Assumption Agreement dated August 31, 2018 between members of the Inpixon Group and members of the Sysorex Group	8-K	000-55924	10.4	September 4, 2018

10.6	Payplant Client Agreement dated August 31, 2018 among Sysorex, Inc. Sysorex Government Services, Inc. and Payplant LLC	8-K	000-55924	10.6	September 4, 2018

10.7	Amendment 1 to Payplant Client Agreement dated August 14, 2017 among Inpixon, Sysorex, Inc., Sysorex Government Services and Payplant LLC	8-K	000-55924	10.7	September 4, 2018

10.8	Trademark License Agreement dated August 31, 2018 between Sysorex, Inc. and Sysorex Consulting, Inc.	8-K	000-55924	10.8	September 4, 2018

10.9+	Sysorex, Inc. 2018 Equity Incentive Plan and form of option award agreement	10-12G/A	000-55924	4.1	August 13, 2018

10.10+	Employment Agreement dated August 31, 2018 between Sysorex, Inc. and Sysorex Government Services, Inc. and Zaman Khan	8-K	000-55924	10.10	September 4, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11+	Employment Agreement dated August 31, 2018 between Sysorex, Inc. and Sysorex Government Services, Inc. and Vincent Loiacono	8-K	000-55924	10.11	September 4, 2018

10.12+	Form of Indemnification Agreement	10-12G/A	000-55924	10.8	August 13, 2018

10.13	Payplant Loan and Security Agreement dated September 21, 2018	8-K	000-55924	10.1	September 27, 2018

10.14	Securities Purchase Agreement, dated as of December 31, 2018	8-K	000-55924	10.1	December 31, 2018

10.15	Note Purchase Agreement, dated as of December 31, 2018, by and between Sysorex, Inc. and Inpixon	8-K	000-55924	10.2	December 31, 2018

10.16	First Amendment Agreement dated February 4, 2019 by and between Sysorex, Inc. and Inpixon	8-K	000-55924	10.1	February 8, 2019

10.17	Second Amendment Agreement, dated as of April 2, 2019, between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	April 5, 2019

10.18	Third Amendment Agreement, dated as of May 22, 2019, between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	May 22, 2019

10.19	Note Extension, dated as of November 11, 2019, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	10-Q	000-55924	10.3	November 12, 2019

10.20	Amendment to Convertible Promissory Note	8-K	000-55924	10.1	January 2, 2020

21	List of Subsidiaries	10-12G/A	000-55924	21.1	August 13, 2018

23.1	Consent of Marcum LLP					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instant Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Exhibits, schedules and similar attachments have been omitted pursuant to Item 601 of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.

+	Management contract or compensatory plan or arrangement.

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.