Form 10-Q
period 2020-03-31
Sysorex, Inc.
filed 2020-05-13
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Securities registered pursuant to Section 12(b) of the Act: None.

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

As of May 10, 2020, there was 410,044 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the effect of COVID-19, closure of offices and site location; on our ability to service our customers resulting in less revenues;

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	customer demand for solutions we offer;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to resell products without terms, without wholesale suppliers, on a prepay basis;

●	general economic conditions and events and the impact they may have on us, on our customers and on our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our ability to complete strategic transactions, which may include acquisitions, mergers, dispositions, joint ventures or investments;

●	lawsuits and other claims by third parties;

●	our ability to realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from our separation from Inpixon;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

Note Regarding Reverse Stock Split

Except where indicated, all share and per share data in this Form 10-Q, including the financial statements, reflect the 1-for-100 reverse stock split of the Company’s issued and outstanding common stock and treasury stock effected on July 30, 2019.

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

The results for the period ended March 31, 2019 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2019 and 2018 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2020.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(In thousands of dollars, except number of shares and par value data)

	As of	As of
	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$-	$28
Accounts receivable and other receivables, net	645	2,069
Prepaid expenses and other current assets	24	28

Total Current Assets	669	2,125

Property and equipment, net	6	10
Operating lease right-of-use asset, net	187	-
Intangible assets, net	835	913
Other assets	29	29

Total Assets	$1,726	$3,077

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$9,105	$10,271
Accrued liabilities	476	467
Operating lease obligation	86	-
Short-term debt, net of discount	1,181	826
Deferred revenue	171	35

Total Current Liabilities	11,019	11,599

Long Term Liabilities
Related party payable	11,111	10,901
Payable to related party	705	616
Operating lease obligation, noncurrent	101	-
Other liabilities	-	10

Total Liabilities	22,936	23,126

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 482,923 shares issued as of March 31, 2020 and December 31, 2019 and 410,044 shares and 407,544 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	-	-
Treasury stock, at cost, 75,379 shares at March 31, 2020, and December 31, 2019, respectively	-	-
Additional paid-in-capital	(11,511)	(11,511)
Accumulated deficit	(9,699)	(8,538)
Total Stockholders’ Deficit	(21,210)	(20,049)
Total Liabilities and Stockholders’ Deficit	$1,726	$3,077

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019

Revenues
Products	$1,152	$232
Services	1,114	34
Total Revenues	2,266	266

Cost of Revenues
Products	1,127	144
Services	868	25
Total Cost of Revenues	1,995	169

Gross Profit	271	97

Operating Expenses
Sales and marketing	270	286
General and administrative	768	798
Amortization of intangibles	78	751

Total Operating Expenses	1,116	1,835

Loss from Operations	(845)	(1,738)

Other Income (Expenses)
Interest expense	(327)	(146)
Other Income (expense)	11	-

Total Other Income (Expense)	(316)	(146)

Net Loss	$(1,161)	$(1,884)
Net Loss per share - basic and diluted	$(2.84)	$(6.00)
Weighted Average Shares Outstanding - basic and diluted	408,505	339,082

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2019

(In thousands of dollars, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2018	416,482	$-	81,250	$-	$(11,539)	$(3,123)	$(14,662)

Shares reissued from Treasury related to exercise of former parent warrants	-	-	(5,871)	-	-	-	-

Net loss	-	-	-	-	-	(1,884)	(1,884)

Balance – March 31, 2019	416,482	$-	75,379	$-	$(11,539)	$(5,007)	$(16,546)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders' Deficit

For the Three Months Ended March 31, 2020

(In thousands of dollars, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - December 31, 2019	482,923	$-	75,379	$-	$(11,511)	$(8,538)	$(20,049)
Shares issued for trademark	2,500	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,161)	(1,161)

Balance - March 31, 2020	485,423	$-	75,379	$-	$(11,511)	$(9,699)	$(21,210)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(1,161)	(1,884)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	3	4
Amortization of intangibles	78	751
Amortization of right-of-use assets	31	-
Amortization of debt discount	74	-

Changes in operating assets and liabilities:
Accounts receivable and other receivables	1,426	152
Prepaid assets and other current assets	3	5
Other assets	-	(9)
Accounts payable	(1,166)	(3,622)
Accrued liabilities	8	(12)
Accrued issuable equity	(8)	(43)
Deferred revenue	136	-
		-
Total Adjustments	585	(2,774)

Net Cash Used In Operating Activities	(576)	(4,658)

Cash Flows From Financing Activities

Related party advances	298	4,822
Advances from (payments to) revolver line of credit	138	(96)
Proceeds from short-term debt note	319	-
Repayments on short-term debt note	(207)	-

Net Cash Provided by Financing Activities	548	4,726

Net (Decrease) Increase in Cash	(28)	68

Cash – beginning of period	28	6

Cash – end of period	$-	$74

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$-	$5
Income taxes	$-	$-
Non-cash Investing and Financing Activities: Non-cash financing activity Right of use asset obtained in exchange for lease liability	$187	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

Going Concern and Management’s Plans

As of March 31, 2020, the Company had a working capital deficit of approximately $10.3 million. In addition, the Company has a stockholders’ deficit of approximately $21.2 million. For the three months ended March 31, 2020 and 2019, the Company incurred net losses of approximately $1.2 million and $1.9 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of March 31, 2020, availability on the Payplant facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from financing from our related party note and other short-term borrowings (as defined in Notes 5 and 6 below), higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the year ending December 31, 2020. As a result, substantial doubt exists the Company will be able to support its obligations for the next twelve months from the issuance date of the financial statements. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities. The Company’s condensed consolidated financial statements as of March 31, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin. The Company’s condensed consolidated financial statements as of March 31, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

Impact of COVID 19

The outbreak of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), has evolved into a global pandemic. COVID -19 has spread to many regions of the world, including the United States. In response to the pandemic, the Company has implemented a work from home policy, with all employees continuing their work outside of the Company’s office. The Company’s sales and services activities to our customers, predominately the Federal and Local Government, are causing disruption and curtailment of our product offering and services as many of the offices and field locations are now closed.

The Company is maintaining its overall headcount but continues to identify potential reductions in cash flows for operating expenses and other purchases to the extent possible. On May 3, 2020, the Company received a loan of approximately $349,700 under the Payroll Protection Program as part of the Coronavirus Aid, Relief and Economic Security Act (see Note 9 – Subsequent Events). While the company expects some degree of an adverse impact on revenues in the second quarter of 2020 and possibly the third quarter of 2020, the Company will need to implement its plan as discussed above in Going Concern and Management’s Plans.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 2 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three-month period ended March 31, 2020 is not necessarily indicative of the results to be expected for the year ending December 31, 2020. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2019 and 2018 included in the Annual Report on Form 10-K filed with SEC on March 31, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	the allowance for doubtful accounts; and

●	the impairment of long-lived assets.

Revenue Recognition

The Company reports revenues under ASC 606, “Revenue from Contracts with Customers” and all the related amendments (Topic 606)

The Company recognizes revenue after applying the following five steps:

1)	identification of the contract, or contracts, with a customer;

2)	identification of the performance obligations in the contract, including whether they are distinct within the context of the contract;

3)	determination of the transaction price, including the constraint on variable consideration;

4)	allocation of the transaction price to the performance obligations in the contract; and

5)	recognition of revenue when, or as, performance obligations are satisfied.

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

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 3 — Summary of Significant Accounting Policies (cont.)

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2020 and 2019, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 3 — Summary of Significant Accounting Policies (cont.)

Recent Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Certain changes in the standard require retrospective or modified retrospective adoption, while other changes must be adopted prospectively. The Company is currently evaluating ASU 2019-12 and its impact on our consolidated financial statements.

In February 2016, the Financial Accounting Standards Board issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2016-02 effective January 1, 2020. ASU 2016-02 did not have a material impact on the financial statements or disclosures.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

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

The following table sets forth the percentages of revenue derived by the Company from those customers that accounted for at least 10% of revenues during the three months ended March 31, 2020 and 2019 (in thousands of dollars):

	For the Three Months Ended March 31, 2020		For the Three Months Ended March 31, 2019
	$	%	$	%
Customer A	1,121	49%	322	90%
Customer B	576	25%	—	—

As of March 31, 2020, Customer A represented approximately 67% of total accounts receivable and Customer B represented 0% of total accounts receivable.

For the three months ended March 31, 2020, purchases from two vendors represented approximately 43% and 36% of total purchases. Purchases from these vendors during the three months ended March 31, 2020 were $859 thousand and $724 thousand. For the three months ended March 31, 2019, purchases from three vendors represented approximately 84%, 68%, and 25% of total purchases. Purchases from these vendors during the three months ended March 31, 2019 were $143 thousand, $115 thousand, and $43 thousand.

As of March 31, 2020, two vendors represented approximately 32% and 15% of total gross accounts payable.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 5 — Short-Term Debt

Short Term Debt as of March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2020	2019
Short-Term Debt
Chicago Venture Convertible Note payable (A)	$658	$658
Future Receivables Agreement (B)	216	-
Revolving Credit Facility (C)	307	168
Total Short-Term Debt	$1,181	$826

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

Please see Note-9 Subsequent Events, regarding extension of the promissory note maturity date to June 30, 2020.

(B) Future Receivables Agreement

On January 21, 2020, SGS and GCF Resources LLC (“GCF”) entered into a Future Receivables Agreement pursuant to which GCF agreed to purchase receivables from SGS with a value of $497,000 for the sum of $350,000. The terms of the agreement call for weekly instalments of $20,710, until paid in full. The balance as of March 31, 2020 is $216,000. See Note 9 – Subsequent events regarding payoff of GCF loan.

(C) Revolving Credit Facility

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

As of March 31, 2020 and December 31, 2019, the principal amount outstanding under the Loan Agreement was $307,000 and $168,000, respectively, and is included in Short Term Debt in the condensed consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 6 — Related Party Transactions

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

The proceeds received, interest and legal costs accrued in accordance with the Related Party Note as of March 31, 2020 is $11,110,438.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

Note 7 — Commitments and Contingencies

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. There are no pending legal proceedings to which the Company is a party to.

Note 8 — Stockholders’ Deficiency

Treasury stock

As part of the Spin-off (as defined below), and in connection with the initial distribution of its common stock, the Company has 117,917 shares of common stock reserved for issuance in treasury (a) for the holders of certain Parent warrants who will be entitled to receive shares of the Company’s common stock if the warrants are exercised, and (b) for the holders of Parent securities that were subject to beneficial ownership limitations in connection with the distribution and for future issuances.

Under the terms of a Trademark License Agreement, the Company issued 2,500 shares of common stock. The fair value of the shares on the date of issuance was $300.

Note 9 — Subsequent Events

On April 23, 2020, the Company entered into a note extension (the “Extension”) with Chicago Venture Partners, L.P. (“CVP”), pursuant to which the maturity date of that certain Convertible Promissory Note, issued by the Company to CVP on December 31, 2018 (the “Note”), was extended to June 30, 2020.

On April 27, 2020, the Company paid off its GCF loan balance. See Note 6 (B) Future Receivables Agreement.

On May 7, 2020, Sysorex, Inc. (the “Company and its wholly owned subsidiary, Sysorex Government Services, Inc. formerly known as Inpixon Federal” ) was granted a loan (the “Loan”) from Wells Fargo, N.A. in the principal amount of $349,693, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020.

The Loan, which was in the form of a Note dated May 3, 2020 issued by the Company (the “Note”), matures on May 3, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 1, 2020. The Note may be prepaid by the Company at any time prior to maturity without payment of any premium. Funds from the Loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the combined financial statements and the related notes included elsewhere in this Form 10-Q and with our audited financial statements and related notes included on Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2020. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

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

Revenues from our business are typically driven by public sector delivery orders that are received on a monthly basis. During the three months ended March 31, 2020, approximately 100% of our revenues were from these delivery orders. These delivery orders include information technology hardware, software, professional services, warranty and maintenance support, and highly integrated solutions that include two or more of the aforementioned items.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three-month period ended March 31, 2020 is not necessarily indicative of the results to be expected for the year ending December 31, 2020. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes for the years ended December 31, 2019 and 2018 included in the Form 10-K filed with SEC on March 31, 2020.

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

Revenue Recognition

The Company reports revenues under ASC 606, “Revenue from Contracts with Customers” and all the related amendments (Topic 606)

The Company recognizes revenue after applying the following five steps:

1)	identification of the contract, or contracts, with a customer;

2)	identification of the performance obligations in the contract, including whether they are distinct within the context of the contract;

3)	determination of the transaction price, including the constraint on variable consideration;

4)	allocation of the transaction price to the performance obligations in the contract; and

5)	recognition of revenue when, or as, performance obligations are satisfied.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the three months ended March 31, 2020.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three months ended March 31, 2020, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), we routinely evaluate the likelihood of the realization of income tax benefits and the recognition of deferred tax assets. In evaluating the need for any valuation allowance, we will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing our analyses, we consider both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, we considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the three months ended March 31, 2020, based upon certain economic conditions and historical losses through March 31, 2020. After consideration of these factors, we deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax filings that do not meet these recognition and measurement standards. As of March 31, 2020 and the year ended December 31, 2019, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2020 and 2019.

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

The Company’s allowance for doubtful accounts was $50,000 as of March 31, 2020 and December 31, 2019.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	March 31, 2020		March 31, 2019
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$1,152	51%	$232	87%	397%
Services revenues	$1,114	49%	$34	13%	317%
Cost of net revenues - products	$1,127	50%	$144	54%	683%
Cost of net revenues - services	$868	38%	$25	9%	337%
Gross profit	$271	12%	$97	36%	179%
Operating expenses	$1,116	49%	$1,835	690%	(39)%
Loss from operations	$(845)	(37)%	$(1,738)	(653)%	(51)%
Net loss	$(1,161)	(51)%	$(1,884)	(708)%	(38)%

Revenues

Revenues for the three months ended March 31, 2020 were $2.3 million compared to $266 thousand for the comparable period in the prior year. This $2.0 million increase is primarily associated with increased orders from existing contracts mainly attributable to service assessment studies performed and better cash management with suppliers, which has enabled the Company to accept more orders from our customers.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2020 was $2 million compared to $169 thousand for the prior year period. This increase of $1.8 million was primarily attributable to increased revenues, paying higher fees for cash  needs such as supplier prepays, financing ARs with PayPlant, and continued inability to receive more discounted costs through supplier diversity due to credit risk.

The gross profit margin for the three months ended March 31, 2020 was 12% compared to 36% during the three months ended March 31, 2019. This decrease in gross margin is primarily due to the capital constraints resulting in our inability to obtain affordable pricing.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 were $1.1 million compared to $1.8 million for the prior year period. This decrease of $0.7 million is primarily attributable to a decrease in compensation costs, occupancy costs and travel costs due to the downsizing of staff and office locations.

Loss from Operations

Loss from operations for the three months ended March 31, 2020 was $845 thousand compared to $1.7 million for the prior year period. This decrease in loss of $855 thousand was attributable to continued cost efficiencies in 2019 into 2020.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2020 and 2019. Deferred tax assets resulting from such losses would be fully reserved as of March 31, 2020 and 2019 since, at present, we have no history of taxable income and it is more likely than not those such assets will not be realized.

Net Loss

Net loss for the three months ended March 31, 2020 was $1.2 million compared to $1.9 million for the prior year period. This decrease in loss of $0.7 million was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the three months ended March 31, 2020 was a loss of $648 thousand compared to a loss of $1 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex, which is our GAAP operating performance measure, to Adjusted EBITDA for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Net loss	$(1,161)	$(1,884)
Adjustments:
Interest expense	327	146
Depreciation and amortization	186	755
Adjusted EBITDA	$(648)	$(983)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by ASC Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources as of March 31, 2020

Our capital resources and operating results as of and through March 31, 2020, consist of:

1)	an overall working capital deficit of $10.3 million;

2)	we entered into a new loan facility in 2020; and

3)	net cash used in operating activities for the year-to date of $576 thousand.

4)	some vendors starting to provide net-30 day terms

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net

Accounts receivable and other receivables, net / accounts payable and accrued liabilities	645	9,581	(8,936)
Other	24	1,438	(1,414)
Total	$669	$11,019	$(10,350)

Accounts payable and accrued liabilities exceed the accounts receivable by $8.9 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months.

Net cash used in operating activities during the three months ended March 31, 2020 of $576 thousand million consists of net loss of $1.2 million plus non-cash adjustments of $186 thousand and net cash used in changes in operating assets and liabilities of $399 thousand. We expect net cash from operations to increase during the remainder of 2020, as a result of, the following:

1)	We continue to keep our operational costs low in 2020.

2)	We are working with our key distributors and financing partners to address our credit limitation issues. We believe revenues during the three months ended March 31, 2020 and the year ended December 31, 2019 could have been higher but were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. We expect to relieve some of these issues by continuing to grow our services revenue.

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

The Company’s continuation is dependent upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to close on any financing. The Company’s ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. Inpixon, our parent pre-spin-off has funded our operations primarily with proceeds from public and private offerings of its common stock and secured and unsecured debt instruments and made an additional cash contribution of $2 million prior to the Spin-off which amount was reduced by the aggregate amount of certain operating and other expenses of Sysorex will be satisfied by Inpixon from June 30, 2018 through the date of the Spin-off. We depend on our vendors and suppliers to provide us with credit financing on our purchases of products and services. Many of our vendors and suppliers are no longer offering the Company the customary net-30 or net-45 payment terms with credit limits ranging from $100,000 to up to $10 million. Due to our past nonpayment issues to vendors and suppliers, the Company is on a prepay basis for those vendors and suppliers that are willing to supply to customers.

As a result of contributions by Inpixon provided following the completion of certain equity financings during 2019, we have been able to begin to improve our credit limitations through negotiated settlements plans with our vendors.  Our vendors, however, could seek to limit the availability of vendor credit to us or modify the other terms under which they sell to us, or both, at any time, which could negatively impact our liquidity.  We have ongoing discussions concerning our liquidity and financial position with the vendor community and third parties that offer various credit protection services to our vendors. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. We also used a revolving credit facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, with the remaining 20%, net of fees paid upon collection of the customer receivable, which is more specifically described below.

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

As of March 31, 2020, the principal amount outstanding under the Loan Agreement was $307,000.

Liquidity and Capital Resources as of March 31, 2020 Compared to March 31, 2019

The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2020 and 2019 and certain balances as of the end of those periods are as follows (in thousands):

	For the Three Months Ended March 31,
(thousands, except per share data)	2020	2019
Net cash used in operating activities	$(576)	$(4,658)

Net cash provided by financing activities	548	4,726

Net increase (decrease) in cash	$(28)	$68

	March 31, 2020	December 31, 2019

Cash	$-	$74
Working capital deficit	$(10,350)	$(11,262)

Operating Activities:

Net cash used in operating activities during the three months ended March 31, 2020 was 576 thousand. Net cash used in operating activities during the three months ended March 31, 2019 was $4.7 million. Net cash used in operating activities during the three months ended March 31, 2020 consisted of the following (in thousands):

Net loss	$(1,161)
Non-cash income and expenses	186
Net change in operating assets and liabilities	399
Net cash used in operating activities	$(576)

The non-cash income and expenses of $755,000 consisted primarily of (in thousands):

$108	Depreciation and amortization expense
78	Amortization of intangibles

$186	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities total $399 thousand and consisted primarily of the following (in thousands):

$1,426	Decrease in accounts receivable and other receivables
3	Increase in prepaid assets
(1,166)	Decrease in accounts payable
136	Increase in deferred revenue
$399	Net proceeds of cash in the changes in operating assets and liabilities

Financing Activities:

Net cash provided by financing activities during the three months ended March 31, 2020 was approximately $548 thousand. Net cash provided by financing activities for the three months ended March 31, 2019 was approximately $4.7 million. The net cash provided by financing activities during the three months ended March 31, 2020 was primarily comprised of net advances from Inpixon on a related party note from Inpixon, proceeds from financing, proceeds from a future receivables note and advances received from the Company’s revolving line of credit with Payplant.

Going Concern and Management Plans

Our condensed consolidated financial statements as of March 31, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our financial statements as of March 31, 2020 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of March 31, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2020 and December 31, 2019, the principal amount outstanding under the Loan Agreement was $307,000 and $168,000, respectively, and is included in Short Term Debt in the condensed consolidated financial statements.

Future Receivables Agreement

On January 21, 2020, SGS and GCF Resources LLC (“GCF”) entered into a Future Receivables Agreement pursuant to which GCF agreed to purchase receivables from SGS with a value of $497,000 for the sum of $350,000. The terms of the agreement call for weekly instalments of $20,710, until paid in full. The balance as of March 31, 2020 is $216,000. See Note 9 – Subsequent events regarding payoff of GCF loan.

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

.

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

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. Except as disclosed below, there have been no material changes to the risk factors listed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Risks Related to Sysorex’s Business

The ongoing coronavirus outbreak, and measures taken in response thereto, could continue to have a material adverse effect on our business, results of operations and financial condition.

Our business is highly susceptible to changes in economic conditions. Our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide and created significant volatility and disruption to financial markets. Efforts to control the spread of COVID-19 have led governments and other authorities to impose restrictions which have resulted in business closures and disrupted supply chains worldwide. As a result, transportation and supply chain companies such as ours have experienced slowdowns and reduced demand, and could continue to further negatively impact our business.

Furthermore, quarantines, shelter in place orders, labor shortages due to illness and otherwise, business and facility closures or other disruptions to our operations, or our customers’ operations, have also adversely impacted demand for our services and our ability to provide services to our customers.

We have a history of operating losses and working capital deficiency and there is no assurance that we will be able to achieve profitability raise additional financing or continue as a going concern.

We have a history of operating losses and working capital deficiency. We have incurred recurring net losses of approximately $1.2 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. We had a working capital deficiency of approximately $10.3 million and $15 million as of March 31, 2020 and December 31, 2019, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Form 10-Q are issued. Implementation of our plans and our ability to continue as a going concern will depend upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. In that regard, we have been able to increase our revenues by approximately 752% for the three months ended March 31, 2020 as compared to the same period for the prior fiscal year. as a result of our credit limitations with vendors and suppliers limiting our ability to process orders. We have funded our operations primarily with a revolving loan from Inpixon, our former parent. Our history of operating losses, the amount of our debt and the potential for significant judgments to be rendered against us may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our success at raising additional capital sufficient to meet our obligations on a timely basis. If we fail to obtain additional financing when needed, we may be unable to pay our debts as they become due and be subject to bankruptcy proceedings.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is uncertain and dependent on our ability to obtain additional financing. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to sale cycles, adoption rates of new technologies and price competition.

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

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $5.8 million as of March 31, 2020, which is approximately 336% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation.

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

On April 23,2020, the Company entered into a note extension (the “Extension”) with Chicago Venture Partners, L.P. (“CVP”), pursuant to which the maturity date of that certain Convertible Promissory Note, issued by the Company to CVP on March 31, 2020 (the “Note”), was extended to June 30, 2020.

The description of the Extension is a summary only, is not intended to be complete, and is qualified in its entirety by reference to the full text of the Extension, a copy of which is filed herewith as Exhibit 10.5 and which is incorporated herein by reference.

On May 7, 2020, the Company was granted a loan (the “Loan”) from Wells Fargo N.A. in the principal amount of $349,693, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020.

The Loan, which was in the form of a Note dated May 3, 2020 issued by the Company (the “Note”), matures on May 3, 2022 and bears interest at a rate of 1.00% per annum, payable monthly commencing on November 1, 2020. The Note may be prepaid by the Company at any time prior to maturity without payment of any premium. Funds from the Loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

The foregoing description of the Note is not complete and is qualified in its entirety by reference to the full text of the Note, a copy of which is filed as Exhibit 4.2 to this Form 10-Q and is hereby incorporated by reference.

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

Date: May 13, 2020	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

3.1.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018

3.1.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019

3.2.1	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018

3.2.2	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018

4.1	Secured Promissory Note, dated as of December 31, 2018.	8-K	000-55924	4.1	December 31, 2018

4.2	PPP Promissory Note, dated as of May 3, 2020					X

10.1	Future Receivables Agreement, dated as of January 21, 2020, by and between Sysorex, Inc. and GCF Resources, LLC					X

10.2	Security Agreement, dated as of January 21, 2020, by and between Sysorex, Inc. and GCF Resources, LLC					X

10.3	GCF Payoff Letter					X

10.4	Fourth Amendment Agreement, dated as of March 1, 2020, between Sysorex, Inc. and Inpixon	8-K	000-55924	10.1	March 3, 2020

10.5	Convertible Note Extension, dated as of April 23, 2020, by and between Sysorex, Inc. and Chicago Venture Partners, LLP					X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020					X

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instant Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.