Form 10-Q
period 2020-06-30
Sysorex, Inc.
filed 2020-08-14
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 12, 2020, there was 410,044 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	the severity, magnitude and duration of the COVID-19 pandemic, including impacts of the pandemic and of businesses”and governments’responses to the pandemic on our customers and personnel;

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	customer demand for solutions we offer;

●	the impact of competitive or alternative products, technologies and pricing;

●	our ability to resell products without terms, without wholesale suppliers, on a prepay basis;

●	general economic conditions and events and the impact they may have on us, on our customers and on our potential customers;

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our ability to complete strategic transactions, which may include acquisitions, mergers, dispositions, joint ventures or investments;

●	lawsuits and other claims by third parties;

●	our ability to realize some or all of the anticipated strategic, financial, operational, marketing or other benefits from our separation from Inpixon;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

The results for the period ended June 30, 2020 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2019 and 2018 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2020.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(In thousands of dollars, except number of shares and par value data)

	As of	As of
	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$3	$28
Accounts receivable and other receivables, net	529	2,069
Prepaid expenses and other current assets	7	28

Total Current Assets	539	2,125

Property and equipment, net	2	10
Operating lease right-of-use asset, net	156	-
Intangible assets, net	757	913
Other assets	29	29

Total Assets	$1,483	$3,077

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$9,068	$10,271
Accrued liabilities	516	429
Operating lease obligation	67	-
Short-term debt	1,104	864
Deferred revenue	22	35

Total Current Liabilities	10,777	11,599

Long Term Liabilities
Related party payable	9,318	10,901
Payable to related party	648	616
Long term debt- promissory note	3,000	-
Operating lease obligation, noncurrent	101	-
Other liabilities	-	10

Total Liabilities	23,844	23,126

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 485,423 shares issued as of June 30, 2020 and December 31, 2019 and 410,044 shares and 407,544 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	-	-
Treasury stock, at cost, 75,379 shares at June 30, 2020, and December 31, 2019, respectively	-	-
Additional paid-in-capital	(11,511)	(11,511)
Accumulated deficit	(10,850)	(8,538)
Total Stockholders’ Deficit	(22,361)	(20,049)
Total Liabilities and Stockholders’ Deficit	$1,483	$3,077

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenues
Products	$1,240	$1,109	$2,392	$1,341
Services	1,090	175	2,204	209
Total Revenues	2,330	1,284	4,596	1,550

Cost of Revenues
Products	1,185	968	2,312	1,112
Services	842	142	1,710	167
Total Cost of Revenues	2,027	1,110	4,022	1,279

Gross Profit	303	174	574	271

Operating Expenses
Sales and marketing	297	274	567	560
General and administrative	724	468	1,492	1,266
Amortization of intangibles	79	751	157	1,502

Total Operating Expenses	1,100	1,493	2,216	3,328

Loss from Operations	(797)	(1,319)	(1,642)	(3,057)

Other Income (Expenses)
Interest expense	(363)	(325)	(690)	(471)
Other income, net	9	29	20	29

Total Other Income (Expense)	(354)	(296)	(670)	(442)

Net Loss	$(1,151)	$(1,615)	$(2,312)	$(3,499)
Net Loss per share - basic and diluted	$(2.81)	$(4.73)	$(5.65)	$(10.29)
Weighted Average Shares Outstanding - basic and diluted	410,044	341,104	409,274	340,098

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2019

(In thousands of dollars, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2018	416,482	$-	81,250	$-	$(11,539)	$(3,123)	$(14,662)

Shares reissued from Treasury related to exercise of former parent warrants	-	-	(5,872)	-	-	-	-

Net Loss	-	-	-	-	-	(1,884)	(1,884)

Balance – March 31, 2019	416,482	-	75,378	-	(11,539)	(5,007)	(16,546)

Net loss	-	-	-	-	-	(1,615)	(1,615)

Balance – June 30, 2019	416,482	$-	75,378	$-	$(11,539)	$(6,622)	$(18,161)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2020

(In thousands of dollars, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2019	482,923	$-	75,378	$-	$(11,511)	$(8,538)	$(20,049)

Shares issued for trademark	2,500	-	-	-	-	-	-

Net loss	-	-	-	-	-	(1,161)	(1,161)

Balance – March 31, 2020	485,423	-	75,378	-	(11,511)	(9,699)	(21,210)

Net loss	-	-	-	-	-	(1,151)	(1,151)

Balance – June 30, 2020	485,423	$-	75,378	$-	$(11,511)	$(10,850)	$(22,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,312)	(3,499)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	6	9
Amortization of intangibles	157	1,502
Amortization of right of use asset	61	-
Gain on the settlement of vendor liabilities	-	(44)
Amortization of debt discount	147	63
Provision for doubtful accounts	-	(25)

Changes in operating assets and liabilities:
Accounts receivable and other receivables	1,540	330
Prepaid assets and other current assets	22	17
Accounts payable	(1,203)	(5,670)
Accrued liabilities	756	(287)
Accrued issuable equity	(7)	(29)
Deferred revenue	(13)	(92)
Payments on lease liabilities	(49)	-
Total Adjustments	1,417	(4,226)

Net Cash Used In Operating Activities	(895)	(7,725)

Cash Flows From Financing Activities
Related party advances	1,035	7,827
Repayments to relayed party	(200)	-
Repayments on revolver line of credit	(168)	(95)
Proceeds on long-term debt	350	-
Repayments on short-term debt	(497)	-
Proceeds on short-term debt	350	-

Net Cash Provided by Financing Activities	870	7,732

Net (Decrease) Increase in Cash	(25)	7

Cash – beginning of period	28	6

Cash – end of period	$3	$13

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$18	$43
Income taxes	$-	$-

Non-cash Investing and Financing Activities:
Non-cash financing activity right of use asset obtained in exchange for lease liability	$168	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Going Concern and Management’s Plans

As of June 30, 2020, the Company had cash balance of $3,000 and a working capital deficit of approximately $10.2 million. In addition, the Company has a stockholders’ deficit of approximately $22.3 million. For the six months ended June 30, 2020 and 2019, the Company incurred net losses of approximately $2.3 million and $3.5 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of June 30, 2020, availability on its SouthStar facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from financing from our related party note (as defined in Note 6 below) and other short-term borrowings, higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the year ending December 31, 2020. As a result, substantial doubt exists that the Company will be able to support its obligations for the next twelve months from the issuance date of the financial statements. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities. The Company’s condensed consolidated financial statements as of June 30, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin. The Company’s condensed consolidated financial statements as of June 30, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

Impact of COVID 19

The outbreak of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (COVID-19), has evolved into a global pandemic. COVID -19 has spread to many regions of the world, including the United States. In response to the pandemic, the Company has implemented a work from home policy, with all employees continuing their work outside of the Company’s office. COVID-19 is causing disruption and curtailment of our product offering and services due to our customers, predominantly the Federal and local governments have closed offices and field locations.

The Company is maintaining its overall headcount but continues to identify potential reductions in cash flows for operating expenses and other purchases to the extent possible. On May 3, 2020, the Company received a loan of approximately $349,700 under the Payroll Protection Program as part of the Coronavirus Aid, Relief and Economic Security Act. While the Company expects some degree of an adverse impact on revenues in the third quarter of 2020 and possibly the fourth quarter of 2020, the Company will need to implement its plan as discussed above in Going Concern and Management’s Plans.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 2 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the six-month period ended June 30, 2020 is not necessarily indicative of the results to be expected for the year ending December 31, 2020. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2019 and 2018 included in the Annual Report on Form 10-K filed with SEC on March 31, 2020.

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

Reclassifications

Certain accounts in the prior year’s financial statements have been reclassified for comparative purposes to the current year’s financial statements. These reclassifications have no effect on previous reported earnings.

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

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 3 — Summary of Significant Accounting Policies (cont.)

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 3 — Summary of Significant Accounting Policies (cont.)

Recent Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (‘ASU”) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Certain changes in the standard require retrospective or modified retrospective adoption, while other changes must be adopted prospectively. The Company is currently evaluating ASU 2019-12 and its impact on our consolidated financial statements.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

The following table sets forth the percentages of revenue derived by the Company from those customers that accounted for at least 10% of revenues during the six months ended June 30, 2020 and 2019 (in thousands of dollars):

	For the Six Months Ended June 30, 2020		For the Six Months Ended June 30, 2019
	$	%	$	%
Customer A	2,783	61%	494	30%
Customer B	576	13%	--	--
Customer C	--	--	999	61%

The following table sets forth the percentages of revenue derived by the Company from those customers that accounted for at least 10% of revenues during the three months ended June 30, 2020 and 2019 (in thousands of dollars):

	For the Three Months Ended June 30, 2020		For the Three Months Ended June 30, 2019
	$	%	$	%
Customer A	1,475	63%	--	--
Customer B	--	--	999	81%
Customer C	--	--	171	14%
Customer D	--	--	--	--
Customer E	--	--	--	--
Customer F	--	--	--	--

As of June 30, 2020, Customer A represented approximately 46% of total accounts receivable. As of June 30, 2019, Customer A represented approximately 52% of total accounts receivable.

For the six months ended June 30, 2020, two vendors represented approximately 44%and 35% of total purchases. Purchases from these vendors during the six months ended June 30, 2020 were $1.8 million and $1.4 million, respectively. For the three months ended June 30, 2020, two vendors represented approximately 44% and 33% of total purchases. Purchases from these vendors during the three months ended June 30, 2020 were $0.9 million and $0.7 million, respectively.

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

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 5 — Debt

Debt as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2020	2019
Short-Term Debt
Chicago Venture Convertible Note payable (A)	$754	$696
Wells Fargo N.A. SBA loan (B)	350	-
Revolving Credit Facility (C)	-	168
Total Short-Term Debt	$1,104	$864

Long-Term Debt
Systat Promissory Note Payable (D)	$3,000	$-

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

Please see Note-9 Subsequent Events, regarding extension of the promissory note maturity date to September 30, 2020.

(B) Wells Fargo N.A. SBA -Payroll Protection program

On May 7, 2020, Sysorex, Inc. the Company was granted a loan (the “Loan”) from Wells Fargo, N.A. in the principal amount of $349,693, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

Note 5 — Debt (cont.)

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

As of May 22, 2020 the Company terminated its services with Payplant Alternatives Funds LLC.

Non-Recourse Factoring and Security Agreement

Effective as June 19, 2020 (the “Effective Date”), the Company and SouthStar Financial, LLC (“SouthStar”) entered into a Non-Recourse Factoring and Security Agreement (the “Agreement”) pursuant to which SouthStar may purchase receivables from the Company (the “Purchased Receivables”) for a price not to exceed 85% of the face value of the Purchased Receivables or a lesser percentage agreed upon between the Company and SouthStar. In consideration of SouthStar’s purchase of the Purchased Receivables, the Company will pay to SouthStar an amount equal to 0.8% of the face amount of the Purchased Receivables for the first 10-day period after payment for the Purchased Receivables is transmitted to SouthStar plus 0.9% for each additional 10-day period or part thereof, calculated from the date of purchase until payments received by SouthStar in collected funds on the Purchased Receivables equals the purchase price of the Purchased Receivables plus all charges due SouthStar from the Company at the time. An additional 1.0% per 10-day period will be charged for invoices exceeding 60 days from invoice date.

As of June 30, 2020, the Company has not financed any of its receivables or purchase orders.

(D) Systat Promissory Note Payable

On June 30, 2020, the Company entered into a Promissory Note Assignment and Assumption Agreement (the “Assignment Agreement”), an Intercreditor Agreement (the “Intercreditor Agreement”), a form of partitioned Secured Promissory Note (the “Form of Partitioned Note”), and other related transaction documents with Inpixon, and Systat Software, Inc. (the “Assignment Documents”). Pursuant to the Assignment Documents, Inpixon agrees to assign to Systat Software, Inc., and the Company has acknowledged and consented to the assignment of, certain partitioned promissory notes, and in connection therewith Systat Software, Inc. will be granted a security interest in the assets of the Company.

Inpixon is the holder of a secured promissory note, dated December 31, 2018, issued by the Company to Inpixon, as amended, (the “Original Note”) in the aggregate principal amount of $10,000,000 (together with all accrued unpaid interest thereon, the “Outstanding Balance”). Inpixon and Systat Software, Inc. are entering into an Exclusive Software License and Distribution Agreement with Cranes Software International Ltd. (the “License Agreement”). Inpixon has agreed to partition the Original Note into four new secured promissory notes in the Form of Partitioned Note (each a “Partitioned Note” and collectively, the “Partitioned Notes”), with the first Partitioned Note to be in the original principal amount of $3,000,000, the second Partitioned Note to be in the original principal amount of $1,300,000, the third Partitioned Note to be in the original principal amount of $1,000,000 and the fourth Partitioned Note to be in the original principal amount of $1,000,000 plus all accrued unpaid interest under the Original Note included in the Outstanding Balance, and to assign and deliver to Systat Software, Inc. the Closing Note on the closing date of the License Agreement, the Initial Installment Note on the three month anniversary of the Closing Date the Second Installment Note on the six month anniversary of the Closing Date, and the Third Installment Note on the nine month anniversary of the Closing Date.

The Promissory Note balance outstanding as of June 30, 2020 is $3,000,000.

(E) Future Receivables Agreement

On January 21, 2020, SGS and GCF Resources LLC (“GCF”) entered into a Future Receivables Agreement pursuant to which GCF agreed to purchase receivables from SGS with a value of $497,000 for the sum of $350,000. The terms of the agreement call for weekly instalments of $20,710, until paid in full. On April 27, 2020, the Company paid off its GCF loan balance.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

On June 30, 2020, the “Company entered into a Promissory Note Assignment and Assumption Agreement (the “Assignment Agreement”), an Intercreditor Agreement (the “Intercreditor Agreement”), a form of partitioned Secured Promissory Note (the “Form of Partitioned Note”), and other related transaction documents with Inpixon, and Systat Software, Inc. (the “Assignment Documents”). Pursuant to the Assignment Documents, Inpixon agrees to assign to Systat Software, Inc., and the Company has acknowledged and consented to the assignment of, certain partitioned promissory notes, and in connection therewith Systat Software, Inc. will be granted a security interest in the assets of the Company.

Inpixon is the holder of a secured promissory note, dated December 31, 2018, issued by the Company to Inpixon, as amended, (the “Original Note”) in the aggregate principal amount of $10,000,000 (together with all accrued unpaid interest thereon, the “Outstanding Balance”). Inpixon and Systat Software, Inc. are entering into an Exclusive Software License and Distribution Agreement with Cranes Software International Ltd. Inpixon has agreed to partition the Original Note into four new secured promissory notes in the Form of Partitioned Note, with the first Partitioned Note to be in the original principal amount of $3,000,000, the second Partitioned Note to be in the original principal amount of $1,300,000, the third Partitioned Note to be in the original principal amount of $1,000,000 and the fourth Partitioned Note to be in the original principal amount of $1,000,000 plus all accrued unpaid interest under the Original Note included in the Outstanding Balance, and to assign and deliver to Systat Software, Inc. the Closing Note on the closing date of the License Agreement (the “Closing Date”), the Initial Installment Note on the three month anniversary of the Closing Date the Second Installment Note on the six month anniversary of the Closing Date, and the Third Installment Note on the nine month anniversary of the Closing Date. Nadir Ali, a member of the Company’s board of directors, is also Inpixon’s Chief Executive Officer and a member of its board of directors. The transactions disclosed herein were approved by all of the disinterested members of the Company’s board of directors. See Note 7 –Long-Term Debt for further discussion on the Promissory Note Assignment.

The proceeds received, interest and legal costs accrued in accordance with the Related Party Note as of June 30, 2020 is $9,317,695.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

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

Note 9 — Subsequent Event

On July 7, 2020, the Company entered into a note extension (the “Extension”) with Chicago Venture Partners, L.P. (“CVP”), pursuant to which the maturity date of that certain Convertible Promissory Note, issued by the Company to CVP on December 31, 2018 (the “Note”), was extended to September 30, 2020.

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

Revenues from our business are typically driven by public sector delivery orders that are received on a monthly basis. During the six months ended June 30, 2020, 100% of our revenues were from these delivery orders. These delivery orders include information technology hardware, software, professional services, warranty and maintenance support, and highly integrated solutions that include two or more of the aforementioned items.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the six-month period ended June 30, 2020 is not necessarily indicative of the results to be expected for the year ending December 31, 2020. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes for the years ended December 31, 2019 and 2018 included in the Form 10-K filed with SEC on March 31, 2020.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the six months ended June 30, 2020 and 2019, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the six months ended June 30, 2020.

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

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), we routinely evaluate the likelihood of the realization of income tax benefits and the recognition of deferred tax assets. In evaluating the need for any valuation allowance, we will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing our analyses, we consider both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, we considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the six months ended June 30, 2020, based upon certain economic conditions and historical losses through June 30, 2020. After consideration of these factors, we deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax filings that do not meet these recognition and measurement standards. As of June 30, 2020 and the year ended December 31, 2019, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the six months ended June 30, 2020 and 2019.

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

The Company’s allowance for doubtful accounts was approximately $50,000 as of June 30, 2020 and December 31, 2019, respectively.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	June 30, 2020		June 30, 2019
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$1,240	53%	$1,109	86%	12%
Services revenues	$1,090	47%	$175	14%	523%
Cost of net revenues - products	$1,185	51%	$968	75%	22%
Cost of net revenues - services	$842	36%	$142	11%	493%
Gross profit	$303	13%	$174	14%	74%
Operating expenses	$1,100	47%	$1,493	116%	(26)%
Loss from operations	$(797)	(34)%	$(1,319)	(103)%	(40)%
Net loss	$(1,151)	(49)%	$(1,615)	(126)%	(29)%

Revenues

Revenues for the three months ended June 30, 2020 and June 30, 2019 were approximately $2.3 million and $1.3 million, respectively. This $1.0 million increase is primarily associated with increased orders from existing contracts mainly attributable to service assessment studies performed and better cash management with suppliers, which has enabled the Company to accept more orders from our customers.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2019 was $2.0 million compared to $1.1 million for the prior year period. The cost increase of $0.9 million is attributable to increased product revenues, paying higher fees for cash  needs such as supplier prepays, financing ARs, and continued inability to receive more discounted costs through supplier diversity due to credit risk.

The gross profit margin for the three months ended June 30, 2020 was 13% compared to 14% during the three months ended June 30, 2019. This decrease in gross margin is primarily due to the capital constraints resulting in our inability to obtain affordable pricing.

Operating Expenses

Operating expenses for the three months ended June 30, 2020 were $1.0 million compared to $1.5 million for the prior year period. This decrease of $0.3 million is primarily attributable to a decrease in amortization of its intangible assets, offset by increases in amortization of finance costs and right of use assets.

Loss from Operations

Loss from operations for the three months ended June 30, 2020 was approximately $0.8 million compared to $1.3 million for the prior year period.

Provision for Income Taxes

There was no provision for income taxes for the three months ended June 30, 2020 and 2019. Deferred tax assets resulting from such losses would be fully reserved as of June 30, 2020 and 2019 since, at present, we have no history of taxable income and it is more likely than not, such assets will not be realized.

Net Loss

Net loss for the three months ended June 30, 2020 was $1.1 million compared to $1.6 million for the prior year period. This decrease in loss of $0.5 million was attributable to the changes described for the various reporting captions discussed above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Six Months Ended
	June 30, 2020		June 30, 2019
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$2,392	52%	$1,341	87%	78%
Services revenues	$2,204	48%	$209	13%	955%
Cost of net revenues - products	$2,312	50%	$1,112	72%	108%
Cost of net revenues - services	$1,710	37%	$167	11%	924%
Gross profit	$574	12%	$271	17%	112%
Operating expenses	$2,216	48%	$3,328	215%	(33)%
Loss from operations	$(1,642)	(36)%	$(3,057)	(197)%	(46)%
Net loss	$(2,312)	(50)%	$(3,499)	(226)%	(34)%

Revenues

Revenues for the six months ended June 30, 2020 were $4.6 million compared to $1.6 million for the prior year period. This $3.0 million increase is primarily associated with increased orders from existing contracts mainly attributable to service assessment studies performed and better cash management with suppliers, which has enabled the Company to accept more orders from our customers.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2020 was $4.0 million compared to 1.3 million for the prior year period. This increase of $2.7 was primarily attributable to increased revenues, paying higher fees for cash  needs such as supplier prepays, financing ARs, and continued inability to receive more discounted costs through supplier diversity due to credit risk.

The gross profit margin for the six months ended June 30, 2020 was 12% compared to 17% during the six months ended June 30, 2019. This decrease in gross margin is primarily due to the capital constraints resulting in our inability to obtain affordable pricing.

Operating Expenses

Operating expenses for the six months ended June 30, 2020 were $2.3 million compared to $3.3 million for the prior year period. This decrease of $1.1 million is primarily attributable to a decrease in amortization of its intangible assets, offset by increases in amortization of finance costs and right of use assets.

Loss from Operations

Loss from operations for the six months ended June 30, 2020 was $1.6 million compared to $3.1 million for the prior year period. This increase in loss of $1.5 million was attributable to is primarily to amortization of intangibles of $1.5 million for the six months ended June 30, 2019, compared to $157,000 for the six months ended June 30, 2020. The Intangible Asset base is beginning to be fully amortized.

Provision for Income Taxes

There was no provision for income taxes for the six months ended June 30, 2020 and 2019. Deferred tax assets resulting from such losses would be fully reserved as of June 30, 2020 and 2019 since, at present, we have no history of taxable income and it is more likely than not those such assets will not be realized.

Net Loss

Net loss for the six months ended June 30, 2020 was $2.3 million compared to $3.5 million for the prior year period. This decrease in loss of $1.2 million was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the three months ended June 30, 2020 was a loss of $0.6 million compared to a loss of $0.6 million for the prior year period. Adjusted EBITDA for the six months ended June 30, 2020 was a loss of $1.2 million compared to a loss of $1.6 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(1,151)	$(1,615)	$(2,312)	$(3,499)
Adjustments:
Non-recurring one-time charges:
Gain on the settlement of obligations	-	(44)	-	(44)
Provision for doubtful accounts	-	(25)	-	(25)
Interest expense	363	325	690	471
Depreciation and amortization	196	756	382	1,511
Adjusted EBITDA	$(592)	$(603)	$(1,240)	$(1,586)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by ASC Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources – General:

Our capital resources and operating results as of and through June 30, 2020, consist of:

1)	an overall working capital deficit of 10.2 million;

2)	cash of $3,000;

3)	a revolving credit facility; and

4)	net cash used in operating activities for the year-to date of $0.9 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash	$3	$-	$3
Accounts receivable, net / accounts payable and accrued liabilities	529	9,584	(9,055)
Other	7	1,193	(1,186)
Total	$539	$10,777	$(10,238)

Accounts payable and accrued liabilities exceed the accounts receivable by $9.0 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months.

Net cash used in operating activities during the three months ended June 30, 2020 of $0.9 million consists of net loss of $2.3 million plus non-cash adjustments of $371 thousand and net cash used in changes in operating assets and liabilities of $1.0 million. We expect net cash from operations to increase during the remainder of 2020, as a result of, the following:

1)	We continue to keep our operational costs low in 2020.

2)	We are working with our key distributors and financing partners to address our credit limitation issues. We believe revenues during the six months ended June 30, 2020 and the year ended December 31, 2019 could have been higher but were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. We expect to relieve some of these issues by continuing to grow our services revenue.

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

As of May 22, 2020 the Company terminated its services with Payplant Alternatives Funds LLC.

Non-Recourse Factoring and Security Agreement

Effective as June 19, 2020 (the “Effective Date”), the Company and SouthStar Financial, LLC (“SouthStar”) entered into a Non-Recourse Factoring and Security Agreement (the “Agreement”) pursuant to which SouthStar may purchase receivables from the Company (the “Purchased Receivables”) for a price not to exceed 85% of the face value of the Purchased Receivables or a lesser percentage agreed upon between the Company and SouthStar. In consideration of SouthStar’s purchase of the Purchased Receivables, the Company will pay to SouthStar an amount equal to 0.8% of the face amount of the Purchased Receivables for the first 10-day period after payment for the Purchased Receivables is transmitted to SouthStar plus 0.9% for each additional 10-day period or part thereof, calculated from the date of purchase until payments received by SouthStar in collected funds on the Purchased Receivables equals the purchase price of the Purchased Receivables plus all charges due SouthStar from the Company at the time. An additional 1.0% per 10-day period will be charged for invoices exceeding 60 days from invoice date.

As of June 30, 2020, the Company has not financed any of its receivables or purchase orders.

Liquidity and Capital Resources as of June 30, 2020 Compared to June 30, 2019

The Company’s net cash flows used in operating, investing and financing activities for the six months ended June 30, 2020 and 2019 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
(thousands, except per share data)	2020	2019
Net cash used in operating activities	$(895)	$(7,725)
Net cash provided by financing activities	870	7,732

Net (decrease) increase in cash	$(25)	$7

	June 30, 2020	December 31, 2019

Cash	$3	$28
Working capital deficit	$(10,238)	$(9,474)

Operating Activities:

Net cash used in operating activities during the six months ended June 30, 2020 was $0.9 million. Net cash provided by operating activities during the six months ended June 30, 2019 was $7.7 million. Net cash used in operating activities during the six months ended June 30, 2020 consisted of the following (in thousands):

Net loss	$(2,312)
Non-cash income and expenses	371
Net change in operating assets and liabilities	1,046
Net cash used in operating activities	$(895)

The non-cash income and expenses of $371,000 consisted primarily of (in thousands):

$6	Depreciation and amortization expense
157	Amortization of intangibles
147	Amortization of debt discount
61	Amortization of right of use asset
$371	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities total $1,046,000 and consisted primarily of the following (in thousands):

$1,540	Decrease in accounts receivable and other receivables
22	Decrease in prepaid assets
(1,203)	Decrease in accounts payable
(13)	Decrease in deferred revenue
700	Decrease in accrued liabilities and other liabilities
$1,046	Net use of cash in the changes in operating assets and liabilities

Financing Activities:

Net cash provided by financing activities during the six months ended June 30, 2020 was approximately $0.9 million. Net cash provided by financing activities for the six months ended June 30, 2019 was approximately $7.7 million. The net cash provided by financing activities during the six months ended June 30, 2020 was primarily comprised of net advances from Inpixon on a related party note from Inpixon, proceeds from financing, proceeds from the Wells Fargo N.A. SBA -Payroll Protection Program SBA, offset by payments made to pay-off the future receivables note and the revolving line of credit.

Going Concern and Management Plans

Our condensed consolidated financial statements as of June 30, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our financial statements as of June 30, 2020 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of June 30, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – SouthStar Financial

As of June 19, 2020 (the “Effective Date”), the Company and SouthStar Financial, LLC (“SouthStar”) entered into a Non-Recourse Factoring and Security Agreement (the “Agreement”) pursuant to which SouthStar may purchase receivables from the Company (the “Purchased Receivables”) for a price not to exceed 85% of the face value of the Purchased Receivables or a lesser percentage agreed upon between the Company and SouthStar. In consideration of SouthStar’s purchase of the Purchased Receivables, the Company will pay to SouthStar an amount equal to 0.8% of the face amount of the Purchased Receivables for the first 10-day period after payment for the Purchased Receivables is transmitted to SouthStar plus 0.9% for each additional 10-day period or part thereof, calculated from the date of purchase until payments received by SouthStar in collected funds on the Purchased Receivables equals the purchase price of the Purchased Receivables plus all charges due SouthStar from the Company at the time. An additional 1.0% per 10-day period will be charged for invoices exceeding 60 days from invoice date.

As of June 30, 2020, the Company has not financed any of its receivables or purchase orders.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is highly susceptible to changes in economic conditions. Our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide and created significant volatility and disruption to financial markets. Efforts to control the spread of COVID-19 have led governments and other authorities to impose restrictions which have resulted in business closures and disrupted supply chains worldwide. As a result, transportation and supply chain companies such as ours have experienced slowdowns and reduced demand and could continue to further negatively impact our business.

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

We have a history of operating losses and working capital deficiency. We have incurred recurring net losses of approximately $2.3 million and $3.5 million for the six months ended June 30, 2020 and 2019, respectively. We had a working capital deficiency of approximately $10.2 million and $15 million as of June 30, 2020 and December 31, 2019, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Form 10-Q are issued. Implementation of our plans and our ability to continue as a going concern will depend upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. In that regard, we have been able to increase our revenues by approximately 197% for the three months ended June 30, 2020 as compared to the same period for the prior fiscal year. as a result of our credit limitations with vendors and suppliers limiting our ability to process orders. We have funded our operations primarily with a revolving loan from Inpixon, our former parent. Our history of operating losses, the amount of our debt and the potential for significant judgments to be rendered against us may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

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

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $5.8 million as of June 30, 2020, which is approximately 391% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation.

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

Date: August 14, 2020	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

3.1.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018

3.1.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019

3.2.1	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018

3.2.2	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018

4.1	Secured Promissory Note, dated as of December 31, 2018.	8-K	000-55924	4.2	December 31, 2018

4.2	PPP Promissory Note, dated as of May 3, 2020	10-Q	000-55924	4.2	May 13, 2020

10.1	Convertible Note Extension, dated as of April 23, 2020, by and between Sysorex, Inc. and Chicago Venture Partners, LLP	10-Q	000-55924	10.5	May 13, 2020

10.2	Non-recourse Factoring and Security Agreement, dated June 19, 2020 by and between Sysorex, Inc. and SouthStar Financial LLC	8-K	000-55924		June 25, 2020

10.3	Promissory Note Assignment and Assumption, dated June 30, 2020 by and between Sysorex, Inc with Inpixon and Systat Software, Inc.	8-K	000-55924		July 6, 2020

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020					X

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instant Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

# This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.