Form 10-Q
period 2020-09-30
Sysorex, Inc.
filed 2020-11-06
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

As of November 4, 2020, there were 410,044 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED

September 30, 2020

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

The results for the period ended September 30, 2020 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2019 and 2018 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2020.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(In thousands of dollars, except number of shares and par value data)

	As of	As of
	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$25	$28
Accounts receivable and other receivables, net	525	2,069
Prepaid expenses and other current assets	-	28

Total Current Assets	550	2,125

Property and equipment, net	-	10
Operating lease right-of-use asset, net	126	-
Intangible assets, net	679	913
Other assets	29	29

Total Assets	$1,384	$3,077

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$7,730	$10,271
Accrued liabilities	744	429
Operating lease obligation	27	-
Short-term debt	1,146	864
Deferred revenue	390	35

Total Current Liabilities	10,037	11,599

Long Term Liabilities
Related party payable	8,946	10,901
Payable to related party	665	616
Long term debt- promissory note	4,300	-
Operating lease obligation, noncurrent	101	-
Other liabilities	4	10

Total Liabilities	24,053	23,126

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 485,423 shares issued as of September 30, 2020 and 482,923 shares issued as of December 31, 2019 and 410,044 shares and 407,544 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	-	-
Treasury stock, at cost, 75,379 shares at September 30, 2020, and December 31, 2019, respectively	-	-
Additional paid-in-capital	(11,511)	(11,511)
Accumulated deficit	(11,158)	(8,538)
Total Stockholders’ Deficit	(22,669)	(20,049)
Total Liabilities and Stockholders’ Deficit	$1,384	$3,077

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenues
Products	$892	$785	$3,284	$2,126
Services	546	185	2,750	394
Total Revenues	1,438	970	6,034	2,520

Cost of Revenues
Products	147	663	2,459	1,775
Services	399	93	2,109	260
Total Cost of Revenues	546	756	4,568	2,035

Gross Profit	892	214	1,466	485

Operating Expenses
Sales and marketing	284	266	851	826
General and administrative	506	759	1,998	2,025
Amortization of intangibles	78	78	235	1,580

Total Operating Expenses	868	1,103	3,084	4,431

Income (Loss) from Operations	24	(889)	(1,618)	(3,946)

Other Income (Expenses)
Interest expense	(332)	(323)	(1,022)	(794)
Other income, net	-	4	20	33

Total Other Income (Expense)	(332)	(319)	(1,002)	(761)

Net Loss	$(308)	$(1,208)	$(2,620)	$(4,707)
Net Loss per share - basic and diluted	$(0.75)	$(3.26)	$(6.40)	$(13.26)
Weighted Average Shares Outstanding - basic and diluted	410,044	370,367	409,533	355,037

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2019

(In thousands of dollars, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2018	416,482	$-	81,250	$-	$(11,539)	$(3,123)	$(14,662)

Shares reissued from Treasury related to exercise of former parent warrants	-	-	(5,871)	-	-	-	-

Net Loss	-	-	-	-	-	(1,884)	(1,884)

Balance – March 31, 2019	416,482	-	75,379	-	(11,539)	(5,007)	(16,546)

Net loss	-	-	-	-	-	(1,615)	(1,615)

Balance – June 30, 2019	416,482	$-	75,379	$-	$(11,539)	$(6,622)	$(18,161)
Fractional shares round up as a result of the reverse stock split	7,418

Shares issued for payment of short-term debt	22,857	-	-	-	21	-	21

Net loss						(1,208)	(1,208)

Balance – September 30, 2019	446,757	$-	75,379	$-	$(11,518)	$(7,830)	$(19,348)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2020

(In thousands of dollars, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – December 31, 2019	482,923	$-	75,379	$-	$(11,511)	$(8,538)	$(20,049)

Shares issued for trademark	2,500	-	-	-	-	-	-

Net loss	-	-	-	-	-	(1,161)	(1,161)

Balance – March 31, 2020	485,423	-	75,379	-	(11,511)	(9,699)	(21,210)

Net loss	-	-	-	-	-	(1,151)	(1,151)

Balance – June 30, 2020	485,423	$-	75,379	$-	$(11,511)	$(10,850)	$(22,361)

Net loss	-	-	-	-	-	(308)	(308)

Balance – September 30, 2020	485,423	$-	75,379	$-	$(11,511)	$(11,158)	$(22,669)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(2,620)	(4,707)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	9	13
Amortization of intangibles	235	1,580
Amortization of right of use asset	91	-
Gain on the settlement of vendor liabilities	702	(62)
Amortization of debt discount	147	95
Provision for doubtful accounts	-	6
Other	-	(1)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	1,544	(55)
Prepaid assets and other current assets	28	53
Accounts payable	(3,244)	(5,227)
Accrued liabilities	1,295	(219)
Accrued issuable equity	(6)	(51)
Deferred revenue	355	(88)
Payments on lease liabilities	(88)	-
Total Adjustments	1,068	(3,956)

Net Cash Used In Operating Activities	(1,552)	(8,663)

Cash Flows From Financing Activities
Related party advances	1,924	8,763
Repayments to relayed party	(410)	-
Repayments on revolver line of credit	(168)	(58)
Proceeds on long-term debt	350	-
Repayments on short-term debt	(497)	-
Proceeds on short-term debt	350	-

Net Cash Provided by Financing Activities	1,549	8,705

Net (Decrease) Increase in Cash	(3)	42

Cash – beginning of period	28	6

Cash – end of period	$25	$48

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$20	$49
Income taxes	$4	$-
Common shares Issued for short-term debt	$-	$21
Non-cash Investing and Financing Activities:
Non-cash financing activity right of use asset obtained in exchange for lease liability	$217	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Going Concern and Management’s Plans

As of September 30, 2020, the Company had cash balance of $25,000 and a working capital deficit of approximately $9.5 million. In addition, the Company has a stockholders’ deficit of approximately $22.7 million. For the nine months ended September 30, 2020 and 2019, the Company incurred net losses of approximately $2.6 million and $4.7 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of September 30, 2020, availability on its SouthStar facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from financing from our related party note (as defined in Note 6 below) and other short-term borrowings, higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the year ending December 31, 2020. As a result, substantial doubt exists that the Company will be able to support its obligations for the next twelve months from the issuance date of the financial statements. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities. The Company’s condensed consolidated financial statements as of September 30, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin. The Company’s condensed consolidated financial statements as of September 30, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is maintaining its overall headcount but continues to identify potential reductions in cash flows for operating expenses and other purchases to the extent possible. On May 3, 2020, the Company received a loan of approximately $349,700 under the Payroll Protection Program as part of the Coronavirus Aid, Relief and Economic Security Act. While the Company expects some degree of an adverse impact on revenues in the fourth quarter of 2020, the Company will need to implement its plan as discussed above in Going Concern and Management’s Plans.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 2 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the nine-month period ended September 30, 2020 is not necessarily indicative of the results to be expected for the year ending December 31, 2020. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2019 and 2018 included in the Annual Report on Form 10-K filed with SEC on March 31, 2020.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the nine months ended September 30, 2020 and 2019, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The following table sets forth the percentages of revenue derived by the Company from those customers that accounted for at least 10% of revenues during the nine months ended September 30, 2020 and 2019 (in thousands of dollars):

	For the Nine Months Ended September 30, 2020		For the Nine Months Ended September 30, 2019
	$	%	$	%
Customer A	3,253	54%	884	33%
Customer B	576	10%	--	--
Customer C	--	--	999	38%

The following table sets forth the percentages of revenue derived by the Company from those customers that accounted for at least 10% of revenues during the three months ended September 30, 2020 and 2019 (in thousands of dollars):

	For the Three Months Ended September 30, 2020		For the Three Months Ended September 30, 2019
	$	%	$	%
Customer A	470	33%	390	37%
Customer B	283	20%	--	--
Customer C	276	19%	--	--
Customer D	--	--	149	14%
Customer E	--	--	149	14%

As of September 30, 2020, Customers A and B represented approximately 1% and 0% of total accounts receivable.

For the nine months ended September 30, 2020, two vendors represented approximately 44%and 38% of total purchases. Purchases from these vendors during the nine months ended September 30, 2020 were $2.0 million and $1.7 million, respectively. For the three months ended September 30, 2020, four vendors represented approximately 25%, 22%, 13% and 11% of total purchases. Purchases from these vendors during the three months ended September 30, 2020 were $0.3 million, $0.3 million, $0.2 million and $0.1 million respectively.

For the nine months ended September 30, 2019, two vendors represented approximately 46% and 27% of total purchases. Purchases from these vendors during the nine months ended September 30, 2019 were $1.0 million and $0.6 million, respectively. For the three months ended September 30, 2019, two vendor represented approximately 53% and 10% of total purchases. Purchases from this vendor during the three months ended September 30, 2019 were $0.7 million and $0.1 million, respectively.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

Note 5 — Debt

Debt as of September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2020	2019
Short-Term Debt
Chicago Venture Convertible Note payable (A)	$796	$696
Wells Fargo N.A. SBA loan (B)	350	-
Revolving Credit Facility (C)	-	168
Total Short-Term Debt	$1,146	$864

Long-Term Debt
Systat Promissory Note Payable (D)	$4,300	$-

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

See Note-9 Subsequent Events, regarding extension of the promissory note maturity date to December 31, 2020.

(B) Wells Fargo N.A. SBA -Payroll Protection program

On May 7, 2020, the Company was granted a loan (the “Loan”) from Wells Fargo, N.A. in the principal amount of $349,693, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

As of September 30, 2020, the Company has not financed any of its receivables or purchase orders.

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

The Promissory Note balance outstanding as of September 30, 2020 is $4,300,000.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

The proceeds received, interest and legal costs accrued in accordance with the Related Party Note as of September 30, 2020 is $8,946,741.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

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

Note 9 — Subsequent Event

On October 29, 2020, the Company entered into a note extension (the “Extension”) with Chicago Venture Partners, L.P. (“CVP”), pursuant to which the maturity date of that certain Convertible Promissory Note, issued by the Company to CVP on December 31, 2018 (the “Note”), was extended to December 31, 2020.

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

Revenues from our business are typically driven by public sector delivery orders that are received on a monthly basis. During the nine months ended September 30, 2020, 100% of our revenues were from these delivery orders. These delivery orders include information technology hardware, software, professional services, warranty and maintenance support, and highly integrated solutions that include two or more of the aforementioned items.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the nine-month period ended September 30, 2020 is not necessarily indicative of the results to be expected for the year ending December 31, 2020. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes for the years ended December 31, 2019 and 2018 included in the Form 10-K filed with SEC on March 31, 2020.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the nine months ended September 30, 2020 and 2019, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the nine months ended September 30, 2020.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the nine months ended September 30, 2020, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), we routinely evaluate the likelihood of the realization of income tax benefits and the recognition of deferred tax assets. In evaluating the need for any valuation allowance, we will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing our analyses, we consider both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, we considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the nine months ended September 30, 2020, based upon certain economic conditions and historical losses through September 30, 2020. After consideration of these factors, we deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax filings that do not meet these recognition and measurement standards. As of September 30, 2020 and the year ended December 31, 2019, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the nine months ended September 30, 2020 and 2019.

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

The Company’s allowance for doubtful accounts was approximately $50,000 as of September 30, 2020 and December 31, 2019, respectively.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	September 30, 2020		September 30, 2019
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$892	62%	$785	81%	14%
Services revenues	$546	38%	$185	19%	195%
Cost of net revenues - products	$147	10%	$663	68%	(78)%
Cost of net revenues - services	$399	28%	$93	10%	329%
Gross profit	$892	62%	$214	22%	317%
Operating expenses	$868	60%	$1,103	114%	(21)%
Loss from operations	$(24)	2%	$(889)	(92)%	(103)%
Net loss	$(308)	(21)%	$(1,208)	(125)%	(75)%

Revenues

Revenues for the three months ended September 30, 2020 and September 30, 2019 were approximately $1.4 million and $1.0 million, respectively. This $0.4 million increase is primarily associated with increased orders from existing contracts mainly attributable to service assessment studies performed and better cash management with suppliers, which has enabled the Company to accept more orders from our customers.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2020 was a net $0.5 million whereby $1.2 million of costs were offset by a gain on one-time cost write offs due to settlement of liabilities of $0.7 million. The net cost of revenues for the three months ended was $0.5 million compared to $0.8 million for the prior year period. The cost decrease is attributable to a gain on one-time cost write offs due to settlement of liabilities offset by increased higher fees for cash needs such as supplier prepays, financing ARs, and continued inability to receive more discounted costs through supplier diversity due to credit risk.

The gross profit margin for the three months ended September 30, 2020 was 62% compared to 22% during the three months ended September 30, 2019. This increase in gross margin is primarily due to gains on one-time cost write offs due to settlement of liabilities of $0.7 million offset by the capital constraints resulting in our inability to obtain affordable pricing.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 were $0.9 million compared to $1.1 million for the prior year period. This decrease of $0.2 million is primarily attributable to a decrease in general and administrative costs as the Company continues to focus on its cash preservation efforts.

Income /Loss from Operations

Income from operations for the three months ended September 30, 2020 was approximately $24 thousand compared to a loss from operation of $0.9 million for the prior year period.

Provision for Income Taxes

There was no provision for income taxes for the three months ended September 30, 2020 and 2019. Deferred tax assets resulting from such losses would be fully reserved as of September 30, 2020 and 2019 since, at present, we have no history of taxable income and it is more likely than not, such assets will not be realized.

Net Loss

Net loss for the three months ended September 30, 2020 was $0.3 million compared to $1.2 million for the prior year period. This decrease in loss of $0.9 million was attributable to the changes described for the various reporting captions discussed above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Nine Months Ended
	September 30, 2020		September 30, 2019
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$3,284	54%	$2,126	84%	54%
Services revenues	$2,750	46%	$394	16%	598%
Cost of net revenues - products	$2,459	41%	$1,775	70%	39%
Cost of net revenues - services	$2,109	35%	$260	10%	711%
Gross profit	$1,466	24%	$485	19%	202%
Operating expenses	$3,084	51%	$4,431	176%	(30)%
Loss from operations	$(1,618)	(27)%	$(3,946)	(157)%	(59)%
Net loss	$(2,620)	(43)%	$(4,707)	(187)%	(44)%

Revenues

Revenues for the nine months ended September 30, 2020 were $6 million compared to $2.5 million for the prior year period. This $3.5 million increase is primarily associated with increased orders from existing contracts mainly attributable to service assessment studies performed and better cash management with suppliers, which has enabled the Company to accept more orders from our customers.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2020 was $4.6 million compared to 2.0 million for the prior year period. This increase of $2.6 was primarily attributable to increased revenues, paying higher fees for cash needs such as supplier prepays, financing ARs, and continued inability to receive more discounted costs through supplier diversity due to credit risk.

The gross profit margin for the nine months ended September 30, 2020 was 24% compared to 19% during the nine months ended September 30, 2019. This increase in gross margin is primarily due to gains on settlement of liabilities offset by the capital constraints resulting in our inability to obtain affordable pricing.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 were $3.1 million compared to $4.4 million for the prior year period. This decrease of $1.3 million is primarily attributable to a decrease in amortization of its intangible assets, offset by increases in amortization of finance costs and right of use assets.

Loss from Operations

Loss from operations for the nine months ended September 30, 2020 was $1.6 million compared to $3.9 million for the prior year period. This decrease in loss of $2.3 million was attributable primarily to amortization of intangibles of $1.6 million for the nine months ended September 30, 2019, compared to $0.2 million for the nine months ended September 30, 2020.

Provision for Income Taxes

There was no provision for income taxes for the nine months ended September 30, 2020 and 2019. Deferred tax assets resulting from such losses would be fully reserved as of September 30, 2020 and 2019 since, at present, we have no history of taxable income and it is more likely than not those such assets will not be realized.

Net Loss

Net loss for the nine months ended September 30, 2020 was $2.6 million compared to $4.7 million for the prior year period. This decrease in loss of $2.1 million was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the three months ended September 30, 2020 was a loss of $0.6 million compared to a loss of $0.9 million for the prior year period. Adjusted EBITDA for the nine months ended September 30, 2020 was a loss of $1.8 million compared to a loss of $2.4 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020	2019
Net loss	$(308)		$(1,208)	$(2,620)	$(4,707)
Adjustments:
Non-recurring one-time charges:
Gain on the settlement of obligations	(70	2)	(18)	(702)	(62)
Amortiztion of debt discount	-			147	95
Provision for doubtful accounts	-		31	-	6
Interest expense	332		228	1,022	699
Depreciation and amortization	100		82	335	1,593
Adjusted EBITDA	$(578)		$(885)	$(1,818)	$(2,376)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by ASC Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Liquidity and Capital Resources – General:

Our capital resources and operating results as of and through September 30, 2020, consist of:

1)	an overall working capital deficit of 9.5 million;

2)	cash of $25,000;

3)	a revolving credit facility; and

4)	net cash used in operating activities for the year-to date of $1.6 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash	$25	$-	$25
Accounts receivable, net / accounts payable and accrued liabilities	525	8,474	(7,949)
Other	-	1,563	(1,563)
Total	$550	$10,037	$(9,487)

Accounts payable and accrued liabilities exceed the accounts receivable by $8.0 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months.

Net cash used in operating activities during the nine months ended September 30, 2020 of $1.6 million consists of net loss of $2.6 million plus non-cash adjustments of $1.1 and net cash used in changes in operating assets and liabilities of $116 thousand. We expect net cash from operations to increase during the remainder of 2020, as a result of, the following:

1)	We continue to keep our operational costs low in 2020.

2)	We are working with our key distributors and financing partners to address our credit limitation issues. We believe revenues during the nine months ended September 30, 2020 and the year ended December 31, 2019 could have been higher but were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. We expect to relieve some of these issues by continuing to grow our services revenue.

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

As of September 30, 2020, the Company has not financed any of its receivables or purchase orders.

Liquidity and Capital Resources as of September 30, 2020 Compared to September 30, 2019

The Company’s net cash flows used in operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
(thousands, except per share data)	2020	2019
Net cash used in operating activities	$(1,644)	$(8,663)
Net cash provided by financing activities	1,641	8,705

Net (decrease) increase in cash	$(3)	$42

	September 30, 2020	December 31, 2019

Cash	$25	$28
Working capital deficit	$(9,394)	$(9,474)

Operating Activities:

Net cash used in operating activities during the nine months ended September 30, 2020 was $1.6 million. Net cash provided by operating activities during the nine months ended September 30, 2019 was $8.7 million. Net cash used in operating activities during the nine months ended September 30, 2020 consisted of the following (in thousands):

Net loss	$(2,620)
Non-cash income and expenses	1,184
Net change in operating assets and liabilities	(116)
Net cash used in operating activities	$(1,552)

The non-cash income and expenses of $1.1 million consisted primarily of (in thousands):

$9	Depreciation and amortization expense
235	Amortization of intangibles
702	Gain on settlement of liabilities
147	Amortization of debt discount
91	Amortization of right of use asset
$1,184	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities total $116 thousand and consisted primarily of the following (in thousands):

$1,544	Decrease in accounts receivable and other receivables
28	Decrease in prepaid assets
(3,244)	Decrease in accounts payable
355	Decrease in deferred revenue
1,201	Decrease in accrued liabilities and other liabilities
$(116)	Net use of cash in the changes in operating assets and liabilities

Financing Activities:

Net cash provided by financing activities during the nine months ended September 30, 2020 was approximately $1.5 million. Net cash provided by financing activities for the nine months ended September 30, 2019 was approximately $8.7 million. The net cash provided by financing activities during the nine months ended September 30, 2020 was primarily comprised of net advances from Inpixon on a related party note from Inpixon, proceeds from financing, proceeds from the Wells Fargo N.A. SBA -Payroll Protection Program SBA, offset by payments made to pay-off the future receivables note and the revolving line of credit.

Going Concern and Management Plans

Our condensed consolidated financial statements as of September 30, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our financial statements as of September 30, 2020 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of September 30, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2020, the Company has not financed any of its receivables or purchase orders.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have a history of operating losses and working capital deficiency. We have incurred recurring net losses of approximately $2.6 million and $4.7 million for the nine months ended September 30, 2020 and 2019, respectively. We had a working capital deficiency of approximately $9.5 million and $9.4 million as of September 30, 2020 and December 31, 2019, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Form 10-Q are issued. Implementation of our plans and our ability to continue as a going concern will depend upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. In that regard, we have been able to increase our revenues by approximately 139% for the nine months ended September 30, 2020 as compared to the same period for the prior fiscal year. as a result of our credit limitations with vendors and suppliers limiting our ability to process orders. We have funded our operations primarily with a revolving loan from Inpixon, our former parent. Our history of operating losses, the amount of our debt and the potential for significant judgments to be rendered against us may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

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

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $5.8 million as of June 30, 2020, which is approximately 419% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Separation and Distribution Agreement dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

3.1.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018

3.1.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019

3.2.1	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018

3.2.2	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018

4.1	Secured Promissory Note, dated as of December 31, 2018.	8-K	000-55924	4.2	December 31, 2018

4.2	PPP Promissory Note, dated as of May 3, 2020	10-Q	000-55924	4.2	May 13, 2020

10.1	Convertible Note Extension, dated as of October 29, 2020, by and between Sysorex, Inc. and Chicago Venture Partners, LLP					X

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020					X

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instant Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2020	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono Chief Financial Officer (Principal Financial Officer)