Form 10-K
period 2020-12-31
Sysorex, Inc.
filed 2021-03-29
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $129,574 based on the closing price reported for such date on the OTCQB Marketplace.

As of March 25, 2021, the registrant had 494,311 shares of common stock outstanding.

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

Products and Services

Our products and services are grouped into the following categories: Professional Services and IT Solutions. These enterprise infrastructure solutions are for business operations, continuity, data protection, software development, collaboration, IT security, and physical security. Our products include third party hardware, software and related maintenance and warranty products and services that we resell from brands such as Cisco, Hewlett Packard Enterprises, Aruba Networks, Microsoft, Canon, Dell, Samsung, Tek84, Panasonic and Lexmark.

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

Our Customers

We provide our products and services primarily to governmental agencies. For the years ended December 31, 2020 and 2019, our sales to federal, state and local governments accounted for approximately 100% of our net sales, respectively. We have worked with over 500 customers company-wide since inception. These customers include, among others, federal and international government agencies and state and local governments. Although we have had many customers, two customers generated approximately 69.0% and three customers generated approximately 74.0% of our gross revenue during the years ended December 31, 2020 and 2019, respectively. One customer accounted for 39% and 18% of our gross revenue in 2020 and 2019, respectively; however, these customer’s may or may not continue to be a significant contributor to revenue in 2021. We plan to continue to focus our efforts on existing and potential government customers.

Our Market

Information about the Government IT Services and Solutions Market

In 2021, the U.S. government is projected to spend approximately $53.36 billion on information technology, which is slightly higher than the 2020 spending of approximately $51 billion for civilian agencies. According to the U.S. Office of Management and Budget, this spending is expected to continue at a 4.4% growth rate as compared to 6% historically because of the government’s budget challenges. In addition, with respect to defense-related spending, the U.S. Department of Defense (“DoD”) is expected to spend $38.815 billion on its information technology programs, an increase of over $2 billion. Sysorex, through its wholly owned subsidiary, SGS, services U.S. government customers in both civilian and defense agencies with a variety of IT solutions and services (custom application development, project management, systems integration, etc.) through its various government contract vehicles including our GSA Schedule, SPAWAR, TEIS-IV, SEWP, CIO-CS, and others. SGS may serve as the prime contractor or as the subcontractor, depending on the contract.

Sysorex believes it has an advantage in the government marketplace by holding three Government-wide Acquisition Contracts (“GWACs”). A GWAC is a pre-competed, multiple-award, indefinite delivery, indefinite quantity contract that agencies can use to buy total IT solutions, including both products and services. These types of contracts can sell into all government agencies and directly to contractors (typically large integrators) who have existing services contracts that require IT products or additional professional services.

Our GWACs include:

●	NASA SEWP V

●	NIH CIO-CS

●	GSA IT 70 Schedule

The NASA SEWP V is a GWAC for commercial IT products and services, including, desktops and servers, IT peripherals, network equipment, storage systems, security tools, software products, cloud based services, telecommunication, Health IT, video conferencing systems and other IT and Audio-Visual products along with product based services such as installation, maintenance and other services related to in-scope products to all Federal agencies (including DOD) and their approved support service contractors. During the government fiscal year end 2020, NASA SEWP V spent $9.12 billion on IT with the following agencies making up the majority of spending:

●	Department of Defense ($1.8 billion)

●	Department of Veterans Affairs ($1.7 billion)

●	Department of Air Force ($793 million)

●	Department of Justice ($753 million)

●	Department of Navy ($689 million)

●	Department of the Treasury ($471 million)

●	Department of State ($455 million)

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

Our OEM and Vendor Arrangements

We work with a number of original equipment manufacturers (“OEMs”) and vendors in our industry with a focus on commercial and federal enterprise markets, including, but not limited to Avnet (now combined with TechData), Synnex, Arrow, Carasoft, Cisco, Hewlett Packard Enterprises, Aruba Networks, Microsoft, Canon, Dell, Samsung, Tek84, Panasonic and Lexmark. Avnet has historically been our most significant supplier by revenue; however, we intend to seek out additional quotes from other suppliers to obtain more competitive pricing.

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

We depend on our vendors to provide us with financing on our purchases of inventory and services. However, most of our vendors require that we prepay for our products and services. In 2021 and 2020, our credit continued to be limited with vendors, however we have improved our credit standing and we have entered into partnerships with new vendors that have provided terms that have allowed us to process orders without the need for immediate cash to facilitate prepayment of purchase orders. We have ongoing discussions concerning our liquidity and financial position with the vendor community and third parties that offer various credit protection services to our vendors. The topics discussed have included such areas as pricing, payment terms and ongoing business arrangements. We continue to avail ourselves of the revolving credit facility with SouthStar Financial to finance invoices in an amount equal to 80% of the face value of the customer’s invoice, continued financing through our Related Party Note (as defined below) and other Short Term borrowings (as defined below).

Our Sales

In 2020, approximately 69% or $7.9 million of our total revenues were derived from product solutions sales and 31% or $3.6 million of our total revenues were derived from professional services sales. In 2019, approximately 66% or $3.5 million of our total revenues were derived from product solutions sales and 34% or $1.7 million of our total revenues were derived from professional services sales. Now with all industry trends showing an increase in spending and our supplier credit issues improving, we believe we will be able to regain previous clients and obtain new clients as spending increases and companies want to work closely with trusted providers.

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

In addition, we believe we have built a core competency in bidding on government requests for proposals in our infrastructure segment, comprised of the integration of hardware/software and professional services, by utilizing our internal bid and proposal team as well as consultants to prepare the proposal responses for government clients.

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

Competition

The U.S. government systems integration business is intensely competitive and subject to rapid change. We compete with a large number of systems integrators, hardware and software manufacturers, and other large and diverse companies attempting to enter or expand their presence in the U.S. government market. Many of the existing and potential competitors have greater financial, operating and technological resources than we have. The competitive environment may require us to make changes in our pricing, services or marketing. The competitive bidding process involves substantial costs and a number of risks, including significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, or that may be awarded, but for which we do not receive meaningful revenues. Accordingly, our success depends on our ability to develop services and products that address changing needs and to provide people and technology needed to deliver these services and products. In the government services’ sector our competition includes large systems integrators and defense contractors as well as small businesses such as 8a, women-owned, veteran disabled, Alaskan native, etc. Some of these competitors include global defense and IT service companies including IBM Global Services, LogicaCMG, CSC, ATOS Origins, Northrop Grumman, Raytheon IT Services and SAIC.

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

Furthermore, U.S. government contracts generally are subject to the Federal Acquisition Regulation (“FAR”), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government, department-specific regulations that implement or supplement DFAR, (the Department of Defense’s Defense Federal Acquisition Regulation Supplement (“DFARS”)) and other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts.

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

Employees

As of December 31, 2020, we had 18 employees, including one part-time employee. This includes two officers, five sales staff, six technical and engineering staff and five finance and administration staff. Our employees are not subject to collective bargaining agreements.

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

ITEM 1A: RISK FACTORS

Although smaller reporting companies like the Company are not required to respond to this item, we have elected to do so in the interest of full disclosure.

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

We have a history of operating losses and working capital deficiency. We have incurred recurring net losses of approximately $3.5 million and $5.4 million for the years ended December 31, 2020 and 2019, respectively. We had a working capital deficiency of approximately $9.1 million and $9.4 million as of December 31, 2020 and December 31, 2019, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Annual Report on Form 10-K are issued. Implementation of our plans and our ability to continue as a going concern will depend upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

Our ability to generate positive cash flow from operations is dependent upon sustaining certain cost reductions and generating sufficient revenues. In that regard, we have been able to increase our revenues by approximately 119% for the year ended December 31, 2020 as compared to the same period for the prior fiscal year. We have funded our operations primarily with a revolving loan from Inpixon, our former parent. However, such funding is no longer available. Our history of operating losses, the amount of our debt and the potential for significant judgments to be rendered against us may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings or debt financings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern, and we may have to curtail, or even to cease, certain operations. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our stockholders and could result in a decrease in our stock price.

Our level of indebtedness could materially and adversely affect our financial position, including reducing funds available for other business purposes and reducing our operational flexibility and we may have future capital needs and may not be able to obtain additional financing on acceptable terms.

In June of 2020, we entered into a new revolving credit facility with SouthStar Capital on similar terms to the facility we accessed when we were a subsidiary of Inpixon, through PayPlant Alternative Payments. Although our credit facility restricts the amount of our indebtedness, with proper consent, we may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly acquired assets or for other purposes. Our governing documents do not contain any limitations on the amount of debt we may incur and we do not have a formal policy limiting the amount of debt we may incur in the future. Subject to the restrictions set forth in our debt agreements, our board of directors may establish and change our leverage policy at any time without stockholder approval. Any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments due on our indebtedness. Greater demands on our cash resources may reduce funds available to us to make capital expenditures and acquisitions, pay dividends, if declared, or carry out other aspects of our business strategy. Increased indebtedness can also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire assets, finance or refinance our assets, contribute assets to joint ventures or sell assets as needed.

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

We depend on our vendors to provide us with financing on our purchases of inventory and services. In 2019 and 2020, we did experience credit limitations imposed by vendors, which resulted in a significant disruption to our operation and access to merchandise. In 2021, our credit continues to be limited with vendors, however we have improved our credit standing and we have entered into partnerships with new vendors that have provided terms, which has allowed us to process orders without the need for immediate cash to facilitate prepayment of purchase orders. We use our revolving credit facility to finance invoices and purchase orders received to pre-pay vendors/suppliers to ensure shipment on our behalf to the end customer and will be dependent on our revolving credit facility in order to improve our credit limitations with our vendors. However, our lender is not and will not be obligated to make a loan under the credit facility and we may not be able to draw funds on the credit facility at the sole discretion of the lender which could have a material adverse effect on our liquidity and financial condition.

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

Although we have a strong contract portfolio, the challenges of securing financing, raising capital and having sufficient operational resources may adversely affect our ability to maintain operations.

We continue to leverage our existing contracts with the federal government to secure orders. The process involves timely fulfillment of orders and making purchases from our vendors or their suppliers. Without clearing our trade debts, we cannot accept orders for certain products, we may have a pricing disadvantage, and/or we require access to cash to prepay most vendors and their suppliers. There are a number of risks to continued operations under these circumstances, including, but not limited to:

●	complications of not fulfilling a government order;

●	inability to quote on government request for quotes;

●	the diversion of management’s attention from our ongoing core business operations;

●	loss of key personnel;

●	increased exposure to certain federal acquisition regulations;

●	loss of the Company’s top-secret facility clearance;

●	cancellation of key government contracts;

●	termination for cause or termination for default issued by the government;

●	Inability to raise capital or consolidate trade debt repayment;

●	unanticipated costs and other assumed contingent liabilities; and

●	unknown vendor accounts payable liabilities.

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

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $5.8 million as of December 31, 2020, which is approximately 168% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation. We are currently being sued by our vendor VMS Software, Inc. as further discussed in Item 3 Legal Proceedings.

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

Any system or service disruptions on our hosted Cloud infrastructure or disruptions caused by ongoing projects to improve our information technology systems and the delivery of services, if not anticipated and appropriately mitigated, could have a material adverse effect on our business including, among other things, an adverse effect on our ability to bill our customers for work performed on our contracts, collect the amounts that have been billed and produce accurate financial statements in a timely manner. We are also subject to systems failures, including network, software or hardware failures, whether caused by us, third-party service providers, cyber security threats, ransom attacks, data privacy breaches, natural disasters, power shortages, terrorist attacks or other events, which could cause loss of data and interruptions or delays in our business, cause us to incur remediation costs, subject us to claims and damage our reputation. In addition, the failure or disruption of our communications or utilities could cause us to interrupt or suspend our operations or otherwise adversely affect our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our future results could be adversely affected.

Customer systems failures could damage our reputation and adversely affect our revenues and profitability.

Many of the systems and networks that we develop, install and maintain for our customers on their premises or host on our infrastructure involve managing and protecting personal information and information relating to national security and other sensitive government functions. While we have programs designed to comply with relevant privacy and security laws and restrictions, if a system or network that we develop, install or maintain were to fail or experience a security breach or service interruption, whether caused by us, third-party service providers, cyber security threats or other events, we may experience loss of revenue, remediation costs or face claims for damages or contract termination. Any such event could cause serious harm to our reputation and prevent us from having access to or being eligible for further work on such systems and networks. Our errors and omissions liability insurance may be inadequate to compensate us for all of the damages that we may incur and, as a result, our future results could be adversely affected.

Our financial performance could be adversely affected by decreases in spending on technology products and services by our government customers.

Our sales to our government customers are impacted by government spending policies, budget priorities and revenue levels. Although our sales to federal, state and local government are diversified across multiple agencies and departments, they collectively accounted for approximately 100% of 2020 and 2019 net sales. An adverse change in government spending policies (including budget cuts at the federal level), budget priorities or revenue levels could cause our public sector customers to reduce their purchases or to terminate or not renew their contracts with us, which could adversely affect our business, results of operations or cash flows.

In addition, U.S. government contracts are conditioned upon the continuing availability of Congressional appropriations and the failure of Congress to appropriate funds for programs in which we participate could negatively affect our results of operations. The government fiscal year ends on September 30. For the Company’s Q4 2020, the government provided a stopgap measure from October 1, 2020 through December 11, 2020. This adversely affected some of our accounts receivable, as certain customers did not have enough funding in place for their 2021 fiscal year to pay the Company in full. A final budget resolution for the federal government’s 2021 combines omnibus appropriations bill and COVID-19 relief package was finally in place on December 28, 2020. The Company continues to be impacted by the delay, even though the 2021 budget has passed, not all agencies have completed their budget appropriations which has significantly delayed payment of invoices. The same scenario starting in Q4 of the 2021 calendar year may have a similar impact to the Company. Any new shutdown could have similar or worse effects. The failure by Congress to approve future budgets on a timely basis could delay procurement of our products and services and cause us to lose future revenues. Any renewed emphasis on federal deficit and debt reduction could lead to a further decrease in overall defense spending. Budgetary concerns could result in future contracts being awarded more on price than on other competitive factors, and smaller defense budgets could result in government in-sourcing of programs and more intense competition on programs that are not in-sourced, which could result in lower revenues and profits.

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

Our operations depend upon our relationships with our clients. Revenues from our IT products and services are typically driven by purchase orders received every month. The majority of revenues from our IT products and services come from one-time purchase orders that do not guarantee any future recurring revenues. During the year ended December 31, 2020, approximately 47% of such revenues are recurring and based on contracts that range from 1-5 years for warranty and maintenance support. The Company’s performance obligation is to work with customers to identify the computer maintenance and warranty services that best suit customers’ needs and sell them those products and services; however, the maintenance is provided to customers by the manufacturer. For these contracts, customers are invoiced one time and pay up front for the full term of the warranty and maintenance contract. Prior to January 1, 2018 when the new Accounting Standards Codification (“ASC”) 606 revenue recognition standards were applied, revenue from these contracts was determined ratably over the contract period with the unearned revenue recorded as deferred revenue and amortized over the contract period. Clients with these types of contracts may cease providing new purchase orders at any time, and may elect not to renew such contracts. If clients cease providing us with new purchase orders, diminish the services purchased from us, cancel executed purchase orders or delay future purchase orders, revenues received from the sale of our IT products and services would be negatively impacted, which could have a material adverse effect on our business and results of operations. There is no guarantee that we will be able to retain or generate future revenue from our existing clients or develop relationships with new clients.

We rely on a limited number of key customers, the importance of which may vary dramatically from year to year, and a loss of one or more of these key customers may adversely affect our operating results.

Our top two customers accounted for approximately 69.0% and our top three customers accounted for approximately 74.% of our gross revenue during the years ended December 31, 2020 and 2019, respectively. One customer accounted for 39% of our gross revenue in 2020; however, this customer may or may not continue to be a significant contributor to revenue in 2021. The loss of a significant amount of business from one of our major customers would materially and adversely affect our results of operations until such time, if ever, as we are able to replace the lost business. Significant clients or projects in any one period may not continue to be significant clients or projects in other periods. To the extent that we are dependent on any single customer, we are subject to the risks faced by that customer to the extent that such risks impede the customer’s ability to stay in business and make timely payments to us.

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

We need additional cash financing and any failure to obtain cash financing could limit our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges.

We expect that we will need to raise funds in order to continue our operations and implement our plans to grow our business. However, if we decide to seek additional capital, we may be unable to obtain financing on terms that are acceptable to us or at all. If we are unable to raise the required cash, our ability to grow our business and develop or enhance our service offerings to respond to market demand or competitive challenges could be limited and we could go out of business.

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

A substantial portion of our revenues from our operations have been from and will continue to be from sales and services rendered directly or indirectly to the U.S. government. Consequently, our revenues are highly dependent on the government’s demand for computer systems and related services. Our revenues from the U.S. government largely result from contracts awarded to us under various U.S. government programs, primarily defense-related programs with the DoD, as well as a broad range of programs with Bureau of Prisons, National Institutes of Health (“NIH”), National Aeronautics and Space Administration (“NASA”), the intelligence community and other departments and agencies. Cost cutting, including through consolidation and elimination of duplicative organizations and insurance, has become a major initiative for the government. The funding of our programs is subject to the overall U.S. government budget and appropriation decisions and processes, which are driven by numerous factors, including geo-political events and macroeconomic conditions.

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

We must comply with laws and regulations relating to the formation, administration and performance of U.S. government contracts, which affect how we do business with our customers and may impose added costs on our business. U.S. government contracts generally are subject to: (i) the Federal Acquisition Regulation (“FAR”), which sets forth policies, procedures and requirements for the acquisition of goods and services by the U.S. government; (ii) department-specific regulations that implement or supplement FAR, such as the DFARS; and (iii) other applicable laws and regulations. We are also subject to the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with certain contract negotiations; the Procurement Integrity Act, which regulates access to competitor bid and proposal information and government source selection information, and our ability to provide compensation to certain former government officials; the Civil False Claims Act, which provides for substantial civil penalties for violations, including for submission of a false or fraudulent claim to the U.S. government for payment or approval; and the U.S. Government Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based U.S. government contracts. These regulations impose a broad range of requirements, many of which are unique to government contracting, including various procurement, import and export, security, contract pricing and cost, contract termination and adjustment, and audit requirements. A contractor’s failure to comply with these regulations and requirements could result in reductions to the value of contracts, contract modifications or termination, and the assessment of penalties and fines and lead to suspension or debarment, for cause, from government contracting or subcontracting for a period of time. In addition, government contractors are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Audit Agency (“DCAA”) and Defense Contract Management Agency. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. The DCAA also reviews the adequacy of and a contractor’s compliance with its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. During the term of any suspension or debarment by any U.S. government agency, contractors can be prohibited from competing for or being awarded contracts by U.S. government agencies. The termination of any of our significant government contracts or the imposition of fines, damages, suspensions or debarment would adversely affect the Company’s business and financial condition.

We may be subject to regulatory and other government or regulatory investigations or inquiries and may be required to comply with data requests, or requests for information by government authorities and regulators in the United States or other jurisdictions in which we operate and any resulting enforcement action could have a materially adverse effect on us.

As a publicly traded reporting company with operations in the United States, we interact with regulatory and self-regulatory agencies in the United States, including the SEC and the Nasdaq Stock Market. We may be the subject of SEC and other regulatory investigations and are currently and may in the future be required to comply with formal orders or requests for information or documentation by the SEC or other government authorities and regulators regarding certain transactions that we have been involved in or our compliance with laws and regulations, including the rules and regulations under the Securities Act and the Exchange Act. Responding to requests for information from regulators in connection with any such investigations or inquiries could have a materially adverse effect on our business and results of operations through, among other things, significantly increased legal fees and the time and attention required of the Company’s management and employees to be diverted from our normal business operations and growth plans. Moreover, if a regulator were to initiate an enforcement action against us, such an action could further consume our resources, require us to change our business practices and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Most of our U.S. government contracts are multi-award, multi-year IDIQ task order-based contracts, which generally provide for fixed price schedules for products and services, have no pre-set delivery schedules, have very low minimum purchase requirements, are typically competed over among multiple awardees and force us to carry the burden of any cost overruns. Due to their nature, fixed-priced contracts inherently have more risk than cost reimbursable contracts. If we are unable to control costs or if our initial cost estimates are incorrect, we can lose money on these contracts. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Lower earnings caused by cost overruns and cost controls would have a negative impact on our results of operations. The U.S. government has the right to enter into contracts with other suppliers, which may be competitive with our IDIQ contracts. We also perform fixed priced contracts under which we agree to provide specific quantities of products and services over time for a fixed price. Since the price competition to win both IDIQ and fixed price contracts is intense and the costs of future contract performance cannot be predicted with certainty, there can be no assurance as to the profits, if any, that we will realize over the term of such contracts.

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

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including (1) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (2) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (3) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, as an emerging growth company, we are only required to provide two years of audited financial statements and two years of selected financial data in this 10-K. We could be an emerging growth company for up to five years, until 2022, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have total annual gross revenue of $1.07 billion or more during any fiscal year before that time, in which cases we would no longer be an emerging growth company as of the following December 31 or, if we issue more than $1.0 billion in non-convertible debt during any three-year period before that time, we would cease to be an emerging growth company immediately. Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which would allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, not being required to provide selected financial data in the registration statements and periodic reports that we file with the SEC, and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

Our shares of common stock are thinly traded, and the price may not reflect our value. There can be no assurance that there will be an active market for shares of our common stock in the future.

Our shares of common stock are thinly traded and the price per share may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock in the future. The market liquidity is dependent on the perception of our operating business, among other things. We plan to take certain steps including utilizing investor awareness campaigns, investor relations firms, press releases, road shows and conferences to increase awareness of our business. Any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or equity securities. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or to liquidate it at a price that reflects the value of the business. If an active market should develop, the price may be highly volatile. If there is a relatively low per-share price for our common stock, many brokerage firms or clearing firms may not be willing to effect transactions in our common stock or accept our shares for deposit in an account. Many lending institutions will not permit the use of low-priced shares of common stock as collateral for any loans.

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

ITEM 2: PROPERTIES

Our principal executive offices are located at 13880 Dulles Corner Lane, Suite 175, Herndon, Virginia 20171. We lease this premise, which consists of approximately 5,800 square feet pursuant to a lease that expires on November 30, 2021 with the following gross monthly rent payments:

Month	Gross Monthly Rent Payment
Month 1 – Month 12	$9,653.33
Month 13 – Month 24	$10,039.46
Month 25 – Month 36*	$10,441.04
Month 37 – Expiration Date	$10,858.68

We believe that our facilities are adequate for our current needs.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we may become involved legal proceedings, lawsuits, claims and regulations in the ordinary course of our business. Below we’ve described any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. We’ve also described any action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

VMS Software Inc.

On October 20, 2020, VMS Software, Inc. (“VMS”) filed suit against us in the United States District Court for the District of Massachusetts Eastern Division, Case # # 1:20-CV-11895-WGY. In its complaint, VMS alleges that the Company has failed to make payments to VMS in the amount of $652,255 (plus interest of 8% from June 28, 2019) pursuant to a written settlement agreement.  We filed an Answer to the Complaint and VMS filed a motion for judgment on the pleadings based on the admission that no payments have been made under the settlement agreement.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock were approved for trading and began trading on September 4, 2018 on the OTC Markets under the symbol “SYSX.” The following table sets forth the high and low closing bid information for our common stock for each quarterly period during the years ended December 31, 2019 and 2020, as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
Year Ended December 31, 2019:
January 1, 2019 through March 31, 2019	$2.75	$1.45
April 1, 2019 through June 30, 2019	$2.74	$1.36
July 1, 2019 through September 30, 2019	$1.45	$0.25
October 1, 2019 through December 31, 2019	$0.65	$0.17
Year Ended December 31, 2020:
January 1, 2020 through March 31, 2020	$0.15	$0.15
April 1, 2020 through June 30, 2020	$0.42	$0.25
July 1, 2020 through September 30, 2020	$0.38	$0.38
October 1, 2020 through December 31, 2020	$0.43	$0.43

Stockholders of Record

As of March 25, 2021, there were 211 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held through banks, brokers, other financial institutions and registered clearing agencies.

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

We are a provider of information technology solutions from multiple vendors, including hardware products, software, IT services, warranty and maintenance support, offered through our dedicated sales force, ecommerce channels, existing federal contracts and service team. Since our founding, we have served our customers by offering products and services from key industry vendors such as Cisco, Hewlett Packard Enterprises, Aruba Networks, Microsoft, Canon, Dell, Samsung, Tek84, Panasonic, Lexmark and others. We provide our customers with comprehensive solutions incorporating leading products and services across a variety of technology practices and platforms such as cyber, cloud, networking, security, and mobility. We utilize our professional services, consulting services and partners to develop and implement these solutions. Our sales and marketing efforts in collaboration with our vendor partners, allows us to reach multiple customer public sector segments including federal, state and local governments, as well as educational institutions.

Revenues from our business are typically driven by public sector delivery orders that are received on a monthly basis. During the years ended December 31, 2020 and 2019, approximately 100% of our revenues were from these delivery orders. These delivery orders include information technology hardware, software, professional services, warranty and maintenance support, and highly integrated solutions that include two or more of the aforementioned items. The Company’s performance obligation is to work with customers to identify the computer maintenance and warranty services that best suit the customer’s needs and sell them those products and services however, the maintenance is provided to the customer by the manufacturer. For these contracts, the customer is invoiced one time and pays us upfront for the full term of the warranty and maintenance contract.

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

A substantial portion of our business is dependent on sales through existing federal contracts, known as Government-wide Acquisition Contracts (“GWAC”). We have three key GWAC contracts, known in the industry as GSA Federal Supply Schedule IT 70, NASA SEWP V, and NIH CIO-CS. Maintaining current vendor offerings and pricing is critical to attaining sales.

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

Our current debt repayment to key vendors due to prior non-payment of invoices has affected our ability to receive the most favorable cost, terms, and delivery priority. General economic conditions also have an effect on our business and results of operations. For example, if the federal government fails to pass a budget or a continuing resolution before adopting an annual budget, our primary customers will not have the ability to make purchases off our existing contracts until such budget issue is resolved. If current tariffs and stipulation by the government to require the purchase of goods that are substantially made or assembled in America are enacted, this could severely affect our ability to source from vendors that manufacture overseas. These factors affect sales of our products, sales cycles, adoption rates of new technologies and level of price competition. We continue to focus our efforts paying down our debt, cost controls, competitive pricing strategies, capturing new contracts, and driving higher margin service and solution sales. We also continue to make selective investments in our sales force personnel, service and solutions capabilities and internal information technology infrastructure and tools in an effort to meet vendor program requirements and to position us for enhanced productivity and future growth.

For the years ended December 31, 2020 and 2019, the Company incurred net losses of approximately $3.5 million and $5.4 million, respectively. We cannot assure that we will ever earn revenues sufficient to support our operations, or that we will ever be profitable. In order to continue our operations, we continue to avail ourselves to the SouthStar facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, continued financing through our Related Party Note (as further defined in this section) and other Short-Term Debt (as further defined in this section), higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements. The Company will need additional funds to support its obligations for the next twelve months. The Company is exploring a number of possible solutions to its financing needs, including efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition.

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

Hardware and Software Revenue Recognition

The Company is a primary resale channel for a large group of vendors and suppliers, including OEMs, software publishers and wholesale distributors.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2020 and 2019, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

Impairment of Long-Lived Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The Company did not recognize any intangible asset impairment charges for the years ended December 31, 2020 and 2019.

Recent Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As an emerging growth company, the Company delayed adoption of ASU 2016-02 until January 1, 2020.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the years ended December 31, 2020 and 2019.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the years ended December 31, 2020 and 2019, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Impairment of Long-Lived Assets Subject to Amortization

We amortize intangible assets with finite lives over their estimated useful lives and review them for impairment whenever an impairment indicator exists. We continually monitor events and changes in circumstances that could indicate carrying amounts of our long-lived assets, including our intangible assets, may not be recoverable. When such events or changes in circumstances occur, we assess recoverability by determining whether the carrying value of such assets will be recovered through the undiscounted expected future cash flows. If the future undiscounted cash flows are less than the carrying amount of these assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. We did not recognize any intangible asset impairment charges for the years ended December 31, 2020 and 2019.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), we routinely evaluate the likelihood of the realization of income tax benefits and the recognition of deferred tax assets. In evaluating the need for any valuation allowance, we will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carryforwards can be utilized. In performing our analyses, we consider both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carryforwards within a reasonable timeframe. To this end, we considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the year ended December 31, 2020, based upon certain economic conditions and historical losses through December 31, 2020. After consideration of these factors, we deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax filings that do not meet these recognition and measurement standards. As of December 31, 2020 and 2019, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of general and administrative expense. No interest or penalties were recorded during the years ended December 31, 2020 and 2019.

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

The Company’s allowance for doubtful accounts was $50,000 as of December 31, 2020 and December 31, 2019, respectively.

Rounding

All dollar amounts in this section have been rounded to the nearest thousand.

Discussion of Results of Operations for the years ended December 31, 2020 and 2019

The following table sets forth selected financial data as a percentage of our revenue and the percentage of period-over-period change:

	Years ended
	December 31, 2020		December 31, 2019
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product Revenues	$7,934	69%	$3,548	67%	124%
Services Revenues	$3,592	31%	$1,727	33%	108%
Cost of revenues - Products	$6,720	58%	$3,172	60%	112%
Cost of revenues - Services	$2,458	21%	$984	19%	150%
Gross profit	$2,348	26%	$1,119	21%	110%
Operating expenses	$4,110	36%	$5,426	103%	24%
Loss from operations	$(1,762)	(15)%	$(4,307)	(82)%	(59)%
Net loss	$(3,464)	(30)%	$(5,415)	(103)%	(36)%

Net Revenues

Net revenues for the year ended December 31, 2020 were $11.5 million compared to $5.3 million for the prior year, an increase of approximately 119%. The increase in revenues of $6.3 million is primarily associated with increased orders from existing contracts mainly attributable to service assessment studies performed and better cash management with suppliers, which has enabled the Company to accept more orders from our customers.

Cost of Revenues

Cost of revenues for the year ended December 31, 2020 was $9.2 million compared to $4.2 million for the prior year, an increase of approximately 112%. The increase in cost of revenues of $5.0 million is primarily attributable to increased revenues, paying higher fees for cash needs such as supplier prepays, financing ARs, and continued inability to receive more discounted costs through supplier diversity due to credit risk.

The gross profit margin for the year ended December 31, 2020 was 26% compared to 21% during the prior year. This increase in gross margin is primarily due to gains on settlement of liabilities offset by the capital constraints resulting in our inability to obtain affordable pricing.

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $4.1 million compared to $5.4 million for the prior year, a decrease of approximately 24%. This decrease of 1.3 million is primarily attributable to a decrease in amortization of its intangible assets, offset by increases in amortization of finance costs and right of use assets.

Loss from Operations

Loss from operations for the year ended December 31, 2020 was $1.8 million compared to $4.3 million for the prior year, a decrease of approximately 59%. This decrease in loss of $2.5 million was primarily attributable to a decrease in amortization of intangibles of $1.3 million and an increase in gross profit of $1.2 million, as described above.

Provision for Income Taxes

There was no provision for income taxes for the years ended December 31, 2020 and 2019. Deferred tax assets resulting from such losses are fully reserved as of December 31, 2020 and 2019 since, at present, we have no history of taxable income and it is more likely than not those such assets will not be realized.

Net Loss

Net loss for the year ended December 31, 2020 was $3.5 million compared to $5.4 million for the prior year, a decrease of approximately 36%. This decrease in net loss of $1.9 million was attributable to the changes discussed above.

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

Adjusted EBITDA for the year ended December 31, 2020 was a loss of $1.8 million compared to a loss of $2.7 million for the prior year period.

The following table presents a reconciliation of net loss attributable to stockholders, which is our GAAP operating performance measure, to Adjusted EBITDA for the year ended December 31, 2020 and 2019 (in thousands):

	For the Years Ended December 31,
	2020	2019
Net loss	$(3,464)	$(5,415)
Adjustments:
Non-recurring one-time charges:
Gain on earnout	-	(62)
Gain on the settlement of obligations	(702)	(62)
Interest expense	1,721	1,049
Amortization of debt discount	147	105
Depreciation and amortization	440	1,676
Adjusted EBITDA	$(1,858)	$(2,709)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by Accounting Standards Codification Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

Indebtedness of the Company

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

On June 30, 2020, the “Company entered into a Promissory Note Assignment and Assumption Agreement (the “Assignment Agreement”), an Intercreditor Agreement (the “Intercreditor Agreement”), a form of partitioned Secured Promissory Note (the “Form of Partitioned Note”), and other related transaction documents with Inpixon, and Systat Software, Inc. (the “Assignment Documents”). Pursuant to the Assignment Documents, Inpixon agreed to assign to Systat Software, Inc., and the Company has acknowledged and consented to the assignment of, certain partitioned promissory notes, and in connection therewith Systat Software, Inc. was granted a security interest in the assets of the Company.

Inpixon is the holder of a secured promissory note, dated December 31, 2018, issued by the Company to Inpixon, as amended, (the “Original Note”) in the aggregate principal amount of $10,000,000 (together with all accrued unpaid interest thereon, the “Outstanding Balance”). Inpixon and Systat Software, Inc. entered into an Exclusive Software License and Distribution Agreement with Cranes Software International Ltd. Inpixon agreed to partition the Original Note into four new secured promissory notes in the Form of Partitioned Note, with the first Partitioned Note in the original principal amount of $3,000,000, the second Partitioned Note in the original principal amount of $1,300,000, the third Partitioned Note in the original principal amount of $1,000,000 and the fourth Partitioned Note to be in the original principal amount of $1,000,000 plus all accrued unpaid interest under the Original Note included in the Outstanding Balance, and assigned and delivered to Systat Software, Inc. the Closing Note on the closing date of the License Agreement (the “Closing Date”), the Initial Installment Note on the three month anniversary of the Closing Date the Second Installment Note on the six month anniversary of the Closing Date, and the Third Installment Note on the nine month anniversary of the Closing Date. Nadir Ali, a member of the Company’s board of directors, is also Inpixon’s Chief Executive Officer and a member of its board of directors. The transactions disclosed herein were approved by all of the disinterested members of the Company’s board of directors. See Note 7 –Long-Term Debt for further discussion on the Promissory Note Assignment.

The proceeds received and interest and legal costs accrued, in accordance with the Related Party Note as of December 31, 2020 is $9,043,859.

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

The agreement states that CVP has the right to convert all or part of the outstanding balance into fully paid and non-assessable common stock. The conversion formula is as follows: The number of shares will equal the amount of the outstanding note balance being converted divided by $5.00 per share. The Company determined since the value of the underlying equity on the commitment date was $2.29 per share, was less than conversion price $5.00, the Company determined there was no beneficial conversion feature.

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

On July 5, 2019, the Company issued 22,857 shares of common stock for the settlement of approximately $20,000 on its short-term debt.

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

See Financial Statement Note-12 Subsequent Events, regarding extension of the promissory note maturity date to March 31, 2021.

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

As of December 31, 2020, the Company has financed approximately $323,000 of its receivables.

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

The Promissory Note balance outstanding as of December 31, 2020 is $5,390,068.

Future Receivables Agreement

On January 21, 2020, SGS and GCF Resources LLC (“GCF”) entered into a Future Receivables Agreement pursuant to which GCF agreed to purchase receivables from SGS with a value of $497,000 for the sum of $350,000. The terms of the agreement call for weekly installments of $20,710, until paid in full. On April 27, 2020, the Company paid off its GCF loan balance.

Liquidity and Capital Resources as of December 31, 2020 Compared with December 31, 2019

The Company’s net cash flows used in operating, investing and financing activities for the year ended December 31, 2020 and 2019 and certain balances as of the end of those periods are as follows (in thousands):

	For the Years Ended December 31,
	2020	2019
Net cash used in operating activities	$(2,328)	$(9,364)
Net cash provided by investing activities		-
Net cash provided by financing activities	2,467	9,386

Net increase (decrease) in cash	$139	$22

	As of December 31, 2020	As of December 31, 2019
Cash and cash equivalents	$167	$28
Working capital (deficit)	$(9,121)	$(9,474)

Liquidity and Capital Resources as of December 31, 2020

Our capital resources and operating results as of and through December 31, 2020, consist of:

1)	an overall working capital deficit of $9.1 million;

2)	cash of $167,000;

3)	we entered into an unlimited revolving credit facility of which $323,000 was received on December 31, 2020;

4)	net cash used in operating activities for the year of $2.3 million;

5)	net cash provided by financing activities for the year of $2.5 million.

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net
Cash	$167	$-	$167
Accounts receivable, net / accounts payable	2,186	9,838	(7,652)
Other assets/other liabilities	382	503	(121)
Short-term debt	-	1,515	(1,515)
Total	$2,735	$11,856	$(9,121)

Accounts payable and accrued liabilities exceed the accounts receivable by $7.6 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, over the next twelve months. The Company plans to maintain its cost stabilization and reductions in 2020 into 2021. It is expected that the necessary costs to achieve increased revenue will be incurred. The Company will continue to work with its key distributors and financing partners to address our credit limitation issues. The Company’s capital resources as of December 31, 2020, availability on the unlimited SouthStar Facility to finance purchase orders and invoices, the Related Party Note with its ability to receive revolving amounts not to exceed $10 million at any time, and its short-term borrowings, may not be sufficient to fund planned operations during the year ending December 31, 2021. The Company will need to raise additional capital through the issuance of equity, equity-linked or debt securities. A further discussion below of liquidity and capital resources outlines the Company’s current resources.

Going Concern and Management’s Plans

As of December 31, 2020, the Company had a minimal cash balance and a working capital deficit of approximately $9.1 million. In addition, the Company has a stockholders’ deficit of approximately $23.5 million. For the years ended December 31, 2020 and 2019, the Company incurred net losses of approximately $3.5 million and $5.4 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company expects its capital resources as of December 31, 2020, availability on the SouthStar facility to finance purchase orders and invoices in an amount equal to 80% of the face value of purchase orders received, funds from financing from our Related Party Note and other Short Term borrowings, higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements may not be sufficient to fund planned operations during the year ending December 31, 2021. The Company will need additional funds to support its obligations for the next twelve months. The Company may raise additional capital as needed, through the issuance of equity, equity-linked or debt securities. The Company realizes that our ability to increase revenue is to have more diverse sources of IT products and therefore the Company has focused on reducing its trade debt so that distributors and vendors will resume supply of IT products to us. The Company has made significant progress towards the paying down on existing trade debt liabilities. The Company started with $23 million of trade debt as of January 1, 2018 and had a balance of $5.6 million of trade debt as of December 31, 2020. This represents a reduction of 75% over the course of 36-months ending December 31, 2020.

The Company’s consolidated financial statements as of December 31, 2020 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin, which without these represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s consolidated financial statements as of December 31, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources – SouthStar

See the discussion above in the section titled “Short Term Debt” for information concerning this loan. As of December 31, 2020, the principal amount outstanding under the Loan Agreement was $323,000.

Liquidity and Capital Resources Inpixon Note

See the discussion above in the section titled “Related Party Note” for information concerning this loan. As of December 31, 2020, the principal amount outstanding under the Loan Agreement was $9.0 million.

Liquidity and Capital Resources – Systat Note

See the discussion above in the section titled “Short Term Debt” for information concerning this loan. As of December 31, 2020, the principal amount outstanding under the Loan Agreement was $5.4 million.

Liquidity and Capital Resources – Chicago Venture

See the discussion above in the section titled “Short Term Debt” for information concerning this loan. As of December 31, 2020, the principal amount outstanding under the Loan Agreement was $842,000.

Operating Activities for the year ended December 31, 2020

Net cash used in operating activities during the year ended December 31, 2020 was $2.8 million. Net cash used in operating activities during the year ended December 31, 2019 was $9.4 million. The cash flows related to the year ended December 31, 2020 consisted of the following (in thousands):

Net loss	$(3,464)
Non-cash income and expenses	1,283
Net change in operating assets and liabilities	(147)
Net cash used in operating activities	$(2,328)

The non-cash income and expense of $1.3 million consisted primarily of the following (in thousands):

$440	Depreciation and amortization expenses (including amortization of intangibles)
702	Gain on settlement of liabilities
(6)	Accrued issuable equity
147	Amortization of debt discount

$1,283	Total non-cash expenses

The net use of cash in the change in operating assets and liabilities aggregated $0.1 million and consisted primarily of the following (in thousands):

$53	Decrease in accounts receivable and other receivables
(354)	Increase in prepaid expenses and other current assets
(2,432)	Decrease in accounts payable
2,219	Increase in accrued liabilities and other liabilities
367	Increase in deferred revenue
$(147)	Net use of cash in the changes in operating assets and liabilities

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

Cash Flows from Investing Activities as of December 31, 2020 and 2019

There were no investing activities in 2020.

Cash Flows from Financing Activities as of December 31, 2020 and 2019

Net cash flows provided by financing activities during the year ended December 31, 2020 was 2.5 million. The net cash provided by financing activities during the year ended December 31, 2020 was primarily comprised of net advances from Inpixon on a related party note from Inpixon of $2.7 million, proceeds from financing, proceeds from the Wells Fargo N.A. SBA -Payroll Protection Program SBA, offset by payments made to pay-off the future receivables note and the revolving line of credit. Net cash flows provided by financing activities during the year ended December 31, 2019 was $9.4 million. During the year ended December 31, 2019, the Company received $9.3 million from a related party note and $73,000 from its Payplant facility.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Sysorex, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sysorex, Inc. and Subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America

Explanatory Paragraph – Going Concern

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Marcum llp

New York, NY

March 29, 2021

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(In thousands, except number of shares and par value data)

	December 31,
	2020	2019
Assets
Current Assets
Cash	$167	$28
Accounts receivable, net	2,186	2,069
Notes and other receivables	-	-
Prepaid assets and other current assets	382	28

Total Current Assets	2,735	2,125

Property and equipment, net	-	10
Operating lease right-of-use asset, net	99
Intangible assets, net	600	913
Other assets	29	29

Total Assets	$3,463	$3,077

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS, continued

(In thousands, except number of shares and par value data)

	December 31,
	2020	2019

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$8,541	$10,271
Accrued liabilities	1,297	467
Operating lease obligation	101	-
Short Term debt, net of debt discount	1,515	826
Deferred revenue	402	35

Total Current Liabilities	11,856	11,599

Long Term Liabilities
Related party- loan payable	9,044	10,901
Payable to related party	682	616
Long term debt-promissory note	5,390	-
Other liabilities	4	10

Total Liabilities	26,976	23,126

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 485,423 and 482,923 shares issued and 410,044 and 407,544 shares outstanding as of December 31, 2020 and December 31, 2019, respectively	-	-
Treasury stock, at cost, 75,379 shares at December 31, 2020 and December 31, 2019, respectively	-	-
Additional paid-in-capital	(11,511)	(11,511)
Accumulated Deficit	(12,002)	(8,538)

Total Stockholders’ Deficit	(23,513)	(20,049)

Total Liabilities and Stockholder’s Deficit	$3,463	$3,077

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	For the Years Ended
	December 31,
	2020	2019
Revenues
Products	$7,934	$3,548
Services	3,592	1,727
Total Revenues	11,526	5,275

Cost of Revenues
Products	6,720	3,172
Services	2,458	984
Total Cost of Revenues	9,178	4,156

Gross Profit	2,348	1,119

Operating Expenses (Income)
Sales and marketing	1,166	1,065
General and administrative	2,631	2,765
Gain on earnout	-	(62)
Amortization of intangibles	313	1,658

Total Operating Expenses, Net	4,110	5,426

Loss from Operations	(1,762)	(4,307)

Other Income (Expense)
Interest expense	(1,721)	(1,049)
Other income (expense), net	19	(59)

Total Other Income (Expense)	(1,702)	(1,108)

Net Loss	$(3,464)	$(5,415)
Net Loss per share – basic and diluted	$(8.46)	$(14.76)
Weighted Average Shares Outstanding – basic and diluted	409,667	366,883

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands, except per share data)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance – January 1, 2019	416,842	$-	81,250	$-	$(11,539)	$(3,123)	$(14,662)

Net loss	-	-	-	-	-	(5,415)	(5,415)

Fractional shares round up as a result of the reverse stock split	7,418	-	-	-	-	-	-

Shares issued for payment of short-term debt	59,023	-	-	-	28	-	28

Shares reissued from Treasury related to exercise of former parent warrants	-	-	(5,871)	-	-	-	-

Balance - December 31, 2019	482,923	-	75,379	-	$(11,511)	$(8,538)	$(20,049)

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

(in thousands, except per share data)

						Additional
	Common Stock		Treasury Stock			Paid-In	Accumulated
	Shares	Amount	Shares	Amount		Capital	Deficit	Total

Balance - January 1, 2020	482,923	$-	75,379	$		$(11,511)	$(8,538)	(20,049)

Net loss	-	-	-		-	-	(3,464)	(3,464)

Shares issued for trademark	2,500	-	-		-	-	-	-

Balance – December 31, 2020	485,423	$-	75,379		$-	$(11,511)	$(12,002)	$(23,513)

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	For the Years Ended
	December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,464)	$(5,415)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	9	18
Amortization of intangibles	313	1,659
Gain on earnout – Integrio acquisition	-	(62)
Amortization of right of use asset	118	-
Gain on the settlement of liabilities	702	(62)
Amortization of debt discount	147	105
Change in fair value of accrued issuable equity	(6)	(64)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	53	(1,749)
Prepaid assets and other current assets	(354)	47
Other assets	-	5
Accounts payable	(2,432)	(3,643)
Accrued liabilities and other current liabilities	2,335	(56)
Payments on lease obligations	(116)	-
Deferred revenue	367	(147)

Total Adjustments	1,136	(3,949)
Net Cash Used In Operating Activities	(2,328)	(9,364)

Cash Flows From Financing Activities
Related party advances	2,687	9,313
Repayments to related party	(410)	-
Repayments on short term debt	(497)	-
Proceeds on long term debt	350	-
Proceeds on short-term debt	350	-
(Repayments) advances on revolver line of credit	(13)	73

Net Cash Provided By Financing Activities	2,467	9,386

Net Increase in Cash	139	22

Cash - beginning of year	28	6

Cash - end of year	$167	$28

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$61	$58
Income taxes	$10	$5

Supplemental Disclosure of non-cash investing and financing activities:
Common shares issued for short-term debt payment	$-	$28

The accompanying notes are an integral part of these financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Going Concern and Management’s Plans

As of December 31, 2020, the Company had a cash balance of $167 thousand and a working capital deficit of approximately $9.1 million. In addition, the Company has a stockholders’ deficit of approximately $23.5 million. For the years ended December 31, 2020 and 2019, the Company incurred net losses of approximately $3.5 million and $5.4 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company does not believe that its capital resources as of December 31, 2020, availability on the SouthStar facility to finance purchase orders and invoices, funds from financing from our related party note (as defined in Note 8 below) and other short-term borrowings, higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the year ending December 31, 2021. As a result, the Company will need additional funds to support its obligations for the next twelve months. The Company is exploring a number of possible solutions to its financing needs, including efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin, which without these represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. The Company’s consolidated financial statements as of December 31, 2020 do not include any adjustments that might result from the outcome of this uncertainty.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 1 — Description of Business, the Spin-Off and Going Concern and Management’s Plans (continued)

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

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 — Summary of Significant Accounting Policies (continued)

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2020 and 2019, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of $402 thousand and $35 thousand as of December 31, 2020 and 2019. Please see Note 5- Deferred Revenue to the financial statements, as for the Company’s deferred revenue rollforward and analysis as issued under the Accounting Standards Update Revenue from Contracts with Customers (Topic 606).

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 — Summary of Significant Accounting Policies (continued)

Recent Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. As an emerging growth company, the Company delayed adoption of ASU 2016-02 until January 1, 2020.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, checking accounts, money market accounts and temporary investments with maturities of three months or less when purchased. As of December 31, 2020 and 2019, the Company had no cash equivalents.

Accounts Receivable, net

Account receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for doubtful accounts was $50,000 as of December 31, 2020 and 2019, respectively.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Intangible Assets

Intangible assets primarily consist of customer relationships, supplier relationships and trade name/trademarks. They are amortized ratably over their deemed useful life of one to seven years. The Company assesses the carrying value of its intangible assets for impairment each year. Based on its assessments, the Company did not incur any impairment charges for the years ended December 31, 2020 and 2019.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted Section 360-10-35 of the FASB Accounting Standards Codification for its long-lived assets. Pursuant to ASC Paragraph 360-10-35-17 an impairment loss shall be recognized only if the carrying amount of a long-lived asset (asset group) is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group). That assessment shall be based on the carrying amount of the asset (asset group) at the date it is tested for recoverability. An impairment loss shall be measured as the amount by which the carrying amount of a long-lived asset (asset group) exceeds its fair value. Pursuant to ASC Paragraph 360-10-35-20 if an impairment loss is recognized, the adjusted carrying amount of a long-lived asset shall be its new cost basis. For a depreciable long-lived asset, the new cost basis shall be depreciated (amortized) over the remaining useful life of that asset. Restoration of a previously recognized impairment loss is prohibited. The Company tests its long-lived assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events. Based on its assessments, the Company did not record any impairment charges for the years ended December 31, 2020 and 2019.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 2 — Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

Shipping and handling costs are expensed as incurred as part of cost of revenues. These costs were deemed to be nominal for the years ended December 31, 2020 and 2019.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs, which are included in selling, general and administrative expenses, were deemed to be nominal for the years ended December 31, 2020 and 2019.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is anti-dilutive. The Company reported a net loss for the years ended December 31, 2020 and 2019, respectively, and as a result, all potentially dilutive common shares are considered anti-dilutive for these periods. The Company had no potentially issuable shares as of December 31, 2020.

Subsequent Events

The Company evaluates events and/or transactions occurring after the balance sheet date and before the issue date of the financial statements to determine if any of those events and/or transactions require adjustment to or disclosure in the financial statements.

Note 3 — Property and Equipment, net

Property and equipment at December 31, 2020 and 2019 consisted of the following (in thousands of dollars):

	As of December 31,
	2020	2019
Computer and office equipment	$39	$39
Furniture and fixtures	109	109
Software	12	12
Total	160	160
Less: accumulated depreciation and amortization	(160)	(150)

Total Property and Equipment, Net	$-	$10

Depreciation and amortization expense were $9,000 and $18,000 for the years ended December 31, 2020 and 2019, respectively.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 4 — Intangible Assets

Intangible assets at December 31, 2020 and 2019 consisted of the following (in thousands of dollars):

	Gross Carrying Amount December 31,		Accumulated Amortization December 31,
	2020	2019	2020	2019
Trade Name/Trademarks	$3,250	$3,250	$(3,250)	$(3,250)
Customer Relationships	4,003	4,003	(3,403)	(3,090)
Supplier Relationships	2,985	2,985	(2,985)	(2,985)
Totals	$10,238	$10,238	$(9,638)	$(9,325)

Aggregate amortization expense for the years ended December 31, 2020 and 2019 was $0.3 million and $1.7 million, respectively.

Future amortization expense on intangible assets is anticipated to be as follows (in thousands of dollars):

Years Ending December 31,	Amount
2021	313
2022	287

Total	$600

Note 5 — Deferred Revenue

Analysis of deferred revenue as of December 31, 2020 is as follows (in thousands of dollars):

Balance – December 31, 2019	$35
Amounts collected or invoiced	1,036
Revenue recognized	(669)
Balance- December 31, 2020	$402

The deferred revenue expected to be recognized in the future is as follows:

2021	$82
2022	82
2023 and thereafter	238
Total	$402

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 6 — Income Taxes

The income tax provision (benefit) for the years ended December 31, 2020 and 2019 consists of the following (in thousands of dollars):

	2020	2019
U.S. federal
Current	$-	$-
Deferred	(793)	(745)
State and Local
Current	-	-
Deferred	751	(1,176)
	(42)	(1,921)
Change in valuation allowance	42	(1,921)

Income tax provision (benefit)	$-	$-

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Pretax Income	21.0%	21.0%
State Taxes, net of federal benefit	4.7	5.2
Federal and State rate change and other	(25.1)	11.6
Prior year Deferred True-up	0.0	(3.6)
Other permanent items	0.1	1.3
Change in valuation allowance	(0.7)	(35.5)
Effective rate	(0.0)%	(0.0)%

As of December 31, 2020 and 2019, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following (in thousands of dollars):

	As of December 31,
	2020	2019
Deferred Tax Assets
Net operating loss carryovers	$2,025	$1,681
Fixed assets	3	2
Accrued compensation	84	4
Reserves	187	180
Intangible assets	4,038	4,826
Business interest limitation	682	305

Total deferred tax assets	7,019	6,998
Less: valuation allowance	(7,019)	(6,998)

Deferred tax assets, net of valuation allowance	$0	$0

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 6 — Income Taxes (continued)

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

As of December 31, 2020 and 2019, the Company had approximately $8.3 million and $6.3 million, respectively, of U.S. federal net operating loss (“NOL”) carryovers available to offset future taxable income. As of December 31, 2020 and 2019, the Company had approximately $7.7 million and $6.2 million, respectively, of state NOL carryovers available to offset future taxable income. NOL’s generated prior to the Distribution were charged off to equity. The NOL’s generated in 2019 and 2020 do not expire and have an indefinite life. Although some state NOLs begin to expire in 2038, $7.2 million state NOLs have an indefinite life.

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

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2020 and 2019. As of December 31, 2020 and 2019 the change in valuation allowance was $20 thousand and $1.9 million, respectively.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company is required to file federal and state income tax returns. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the years ended December 31, 2020 and 2019.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of general and administrative expense, respectively. There were no amounts accrued for interest or penalties for the years December 31, 2020 and 2019. Management does not expect any material changes in its unrecognized tax benefits in the next year.

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

On March 27, 2020, the CARES Act was enacted in response to COVID-19 pandemic. Under ASC 740, the effects of changes in tax rates and laws are recognized in the period which the new legislation is enacted. The CARES Act made various tax law changes including among other things (i) increasing the limitation under Section 163(j) of the Internal Revenue Code of 1986, as amended (the “IRC”) for 2019 and 2020 to permit additional expensing of interest (ii) enacting a technical correction so that qualified improvement property can be immediately expensed under IRC Section 168(k), (iii) making modifications to the federal net operating loss rules including permitting federal net operating losses incurred in 2018, 2019, and 2020 to be carried back to the five preceding taxable years in order to generate a refund of previously paid income taxes and (iv) enhancing the recoverability of alternative minimum tax credits The CARES Act did not have a material impact on the Company.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 7 — Related Party Note

On December 31, 2018, the Company entered into a note purchase agreement with Inpixon (the “Note Purchase Agreement”) pursuant to which Inpixon, the Company’s former parent, agreed to purchase from the Company at a purchase price equal to the Loan Amount (as defined below), a secured promissory note (the “Related Party Note”) for up to an aggregate principal amount of $3,000,000 (the “Principal Amount”), including any amounts advanced through the date of the Related Party Note (the “Prior Advances”), to be borrowed and disbursed in increments (such borrowed amount, together with the Prior Advances, collectively referred to as the “Loan Amount”), with interest to accrue at a rate of ten percent (10%) per annum on all such Loan Amounts, beginning as of the date of disbursement with respect to any portion of such Loan Amount. In addition, the Company agreed to pay $20,000 to Inpixon to cover Inpixon’ legal fees, accounting costs, due diligence, monitoring and other transaction costs incurred in connection with the purchase and sale of the Related Party Note (the “Transaction Expense Amount”), all of which amount is included in the Principal Amount. The initial Loan Amount, therefore, includes any amounts disbursed to the Company and the Transaction Expense Amount.

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

On March 1, 2020, the Related Party Note was amended to extend the maturity date from December 31, 2020 to December 31, 2022, to increase the default interest rate from 18% to 21% or the maximum rate allowable by law and to require a cash payment by the Company to Inpixon against the loan amount in an amount equal to no less than 6% of the aggregate gross proceeds raised following the completion of any financing, or series of related financings, in which the Company raises aggregate gross proceeds of at least $5,000,000.

On June 30, 2020, the “Company entered into a Promissory Note Assignment and Assumption Agreement (the “Assignment Agreement”), an Intercreditor Agreement (the “Intercreditor Agreement”), a form of partitioned Secured Promissory Note (the “Form of Partitioned Note”), and other related transaction documents with Inpixon, and Systat Software, Inc. (the “Assignment Documents”). Pursuant to the Assignment Documents, Inpixon agreed to assign to Systat Software, Inc., and the Company acknowledged and consented to the assignment of, certain partitioned promissory notes, and in connection therewith Systat Software, Inc. was granted a security interest in the assets of the Company.

Inpixon was the holder of a secured promissory note, dated December 31, 2018, issued by the Company to Inpixon, as amended, (the “Original Note”) in the aggregate principal amount of $10,000,000 (together with all accrued unpaid interest thereon, the “Outstanding Balance”). Inpixon and Systat Software, Inc. entered into an Exclusive Software License and Distribution Agreement with Cranes Software International Ltd. Inpixon agreed to partition the Original Note into four new secured promissory notes in the Form of Partitioned Note, with the first Partitioned Note in the original principal amount of $3,000,000, the second Partitioned Note in the original principal amount of $1,300,000, the third Partitioned Note in the original principal amount of $1,000,000 and the fourth Partitioned Note in the original principal amount of $1,000,000 plus all accrued unpaid interest under the Original Note included in the Outstanding Balance, and assigned and delivered to Systat Software, Inc. the Closing Note on the closing date of the License Agreement (the “Closing Date”), the Initial Installment Note on the three month anniversary of the Closing Date the Second Installment Note on the six month anniversary of the Closing Date, and the Third Installment Note on the nine month anniversary of the Closing Date. Nadir Ali, a member of the Company’s board of directors, is also Inpixon’s Chief Executive Officer and a member of its board of directors. The transactions disclosed herein were approved by all of the disinterested members of the Company’s board of directors. See Note 7 –Long-Term Debt for further discussion on the Promissory Note Assignment.

The proceeds received and interest and legal costs accrued, in accordance with the Related Party Note as of December 31, 2020 is $9,043,859.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 — Debt

Short Term Debt as of December 31, 2020 and 2019 consisted of the following (in thousands):

	As of December 31,
	2020	2019
Short-Term Debt
Chicago Venture Convertible Note payable (A)	$842	$658
Wells Fargo N.A. SBA loan (B)	350	-
Revolving Credit Facility (C)	323	168
Total Short-Term Debt	$1,515	$826

Long Term Debt as of December 31, 2020 and 2019 consisted of the following (in thousands):

Long-Term Debt

Systat Promissory Note Payable (D)	$5,390	$-

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

The agreement states that the Lender has the right to convert all or part of the outstanding balance into fully paid and non-assessable common stock. The conversion formula is as follows: The number of shares will equal the amount of the outstanding note balance being converted divided by $5.00 per share. The Company determined since the value of the underlying equity on the commitment date was $2.29 per share, was less than the Lender Conversion Price $5.00, the Company determined there was no beneficial conversion feature.

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

On July 5, 2019 the Company issued 22,857 shares of common stock for the settlement of approximately $20,000 on its short-term debt.

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

See Note-12 Subsequent Events, regarding extension of the promissory note maturity date to March 31, 2021 and settlement of debt for issuance of common stock.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 — Short Term Debt (continued)

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

As of December 31, 2020, the Company has financed approximately $323,000 of its receivables.

(D) Systat Promissory Note Payable

On June 30, 2020, the Company entered into a Promissory Note Assignment and Assumption Agreement (the “Assignment Agreement”), an Intercreditor Agreement (the “Intercreditor Agreement”), a form of partitioned Secured Promissory Note (the “Form of Partitioned Note”), and other related transaction documents with Inpixon, and Systat Software, Inc. (the “Assignment Documents”). Pursuant to the Assignment Documents, Inpixon agreed to assign to Systat Software, Inc., and the Company acknowledged and consented to the assignment of, certain partitioned promissory notes, and in connection therewith Systat Software, Inc. was granted a security interest in the assets of the Company.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 8 — Short Term Debt (continued)

Inpixon is the holder of a secured promissory note, dated December 31, 2018, issued by the Company to Inpixon, as amended, (the “Original Note”) in the aggregate principal amount of $10,000,000 (together with all accrued unpaid interest thereon, the “Outstanding Balance”). Inpixon and Systat Software, Inc. are entering into an Exclusive Software License and Distribution Agreement with Cranes Software International Ltd. (the “License Agreement”). Inpixon has agreed to partition the Original Note into four new secured promissory notes in the Form of Partitioned Note (each a “Partitioned Note” and collectively, the “Partitioned Notes”), with the first Partitioned Note in the original principal amount of $3,000,000, the second Partitioned Note in the original principal amount of $1,300,000, the third Partitioned Note in the original principal amount of $1,000,000 and the fourth Partitioned Note to be in the original principal amount of $1,000,000 plus all accrued unpaid interest under the Original Note included in the Outstanding Balance, and assigned and delivered to Systat Software, Inc. the Closing Note on the closing date of the License Agreement, the Initial Installment Note on the three month anniversary of the Closing Date the Second Installment Note on the six month anniversary of the Closing Date, and the Third Installment Note on the nine month anniversary of the Closing Date.

The Promissory Note balance outstanding as of December 31, 2020 is $5,390,068.

(E) Future Receivables Agreement

On January 21, 2020, SGS and GCF Resources LLC (“GCF”) entered into a Future Receivables Agreement pursuant to which GCF agreed to purchase receivables from SGS with a value of $497,000 for the sum of $350,000. The terms of the agreement call for weekly installments of $20,710, until paid in full. On April 27, 2020, the Company paid off its GCF loan balance.

Note 9 — Credit Risk and Concentrations

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

The following table sets forth the percentages of revenue derived by the Company from those customers, which accounted for at least 10% of revenues during the years ended December 31, 2020 and 2019 (in thousands of dollars):

	For the Years Ended December 31
	2020		2019
	$	%	$	%
Customer A	5,208	39%	3,305	49%
Customer B	-	-	999	15%
Customer C	-	-	672	10%
Customer D	3,941	30%	-	-

As of December 31, 2020 and 2019, Customer A represented approximately 83% and 75%, of total accounts receivable, respectively.

For the year ended December 31, 2020, three vendors represented approximately 37%, 36% and 23% of total purchases. Purchases from these vendors during the year ended December 31, 2020 were $3.3 million, $3.2 million and $2.0 million. For the year ended December 31, 2019, four vendors represented approximately 31%, 23%,15% and 10% of total purchases. Purchases from these vendors during the year ended December 31, 2018 were $1.3 million, $1.0 million, $0.6 million and $0.4 million.

As of December 31, 2020, three vendors represented approximately 34%, 16% and 12% of total accounts payable. As of December 31, 2019, three vendors represented approximately 28%, 13% and 13% of total accounts payable.

Note 10 — Commitments and Contingencies

Operating Leases/Right of -Use Assets and Lease Liability

On October 1, 2018, the Company’s principal executive offices moved to 13880 Dulles Corner Lane, Suite 175, Herndon, Virginia 20171. We lease these premises, which consist of approximately 5,800 square feet, pursuant to a lease that expires on November 30, 2021. Provided that there is no event of default under this lease, rent will be abated for the last 8 calendar months of the term prior to the expiration date. The total amount of rent expense under the leases is recognized on a straight-line basis over the term of the leases. As of December 31, 2020 and 2019, prepaid rent was $10,441 and $22,590, respectively. The company has no other operating or financing leases with terms greater than 12 months.

As noted in Note 2 Recent Accounting Standards, to the financial statements, the Company adopted Accounting Standards Codification (“ASC”) Topic 842, Leases (topic 842) effective January 1, 2020. The Company recorded a right-of use-asset and operating lease obligation of $217,000. The Company determined the lease liabilities using the Company’s estimated incremental borrowing rate of 10% to estimate the present value of the remaining lease payments.

The remaining lease term is .92 year (11 months) and the discount rate is 10%.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 10 — Commitments and Contingencies (continued)

Future minimum lease payments under the above operating lease commitments are as follows (in thousands of dollars):

Years Ending December 31,	Amount
2021	116
Less: Imputed Interest	(5)

Present value of our lease liability	$101

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

The balance of this obligation as of December 31, 2020 including interest is $682,026.

As of December 31,2020, the Company is subject to a claim for non-payment by a vendor for approximately $732,000 including interest which has been accrued for as of December 31, 2020 and is recorded in Accounts Payable and Accrued Liabilities.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 10 — Commitments and Contingencies (continued)

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

Note 11 — Stockholders’ Deficit

Authorized capital

The Company is authorized to issue 500,000,000 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value. The holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2020, 500,000,000 common stock shares authorized; 485,423 shares were issued and 410,044 shares are outstanding. No preferred stock has been designated or issued.

Equity Incentive Plan

On July 30, 2018, the board of directors of the Company and its sole director approved the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), which enables the Company to grant stock options, share appreciation rights, restricted stock, restricted stock units, share awards, performance unit awards, and cash awards to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. Stock options granted under the 2018 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986. Each option, or portion thereof, that is not an incentive stock option, shall be considered a non-qualified option. The option price must be at least 100% of the fair market value on the date of grant and if an Incentive Stock Option is issued to a 10% or greater shareholder the grant must be 110% of the fair market value on the date of the grant. The 2018 Plan is to be administered by the Board, which shall have discretion over the awards and grants there under. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 80,000, which number will be automatically increased on the first day of each quarter, beginning on January 1, 2019 and for each quarter thereafter, by a number of shares of common stock equal to the least of (i) 10,000 shares,(ii) 10% of the shares of common stock issued and outstanding on that date, or (iii) a lesser number of shares that may be determined by the board. No awards may be issued after July 30, 2028. As of December 31, 2020, there were no awards outstanding under the plan, except for an outstanding option granted to the CEO to purchase up to 17 shares of common stock. As of December 31, 2020, there were 83,027 securities available for future issuance under the 2018 Plan.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 11 — Stockholders’ Deficit (continued)

Common Stock

On August 31, 2018, as part of the Spin-off, the Company entered into a Trademark License Agreement with Sysorex Consulting, Inc. for use of the mark “Sysorex”. As consideration for the license, the Company issued 10,000 shares of its common stock with a fair value of $40,000 to Sysorex Consulting, Inc. and has agreed to issue to Sysorex Consulting, Inc. 2,500 shares of its common stock on each anniversary of the completion of the Spin-off until the License Agreement is terminated. The Company has expensed the licensing fee during the year ended December 31, 2018. The Company is currently in negotiations on future issuances of common stock.

During the year ended December 31, 2019, the Company issued 59,023 shares of common stock with issuance date fair values of approximately $28,000 for payment of short-term debt. In 2020, the Company issued 0 shares of common stock.

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

During the year ended December 31, 2019, the Company reissued 5,871 shares of common stock from treasury in connection with the exercise of Parent warrants. In 2020, the Company issued 0 shares of common stock from treasury in connection with the exercise of Parent warrants.

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

Note 12 — Subsequent Events

On January 21, 2021, the Company entered into a note extension (the “Extension”) with Chicago Venture Partners, L.P. (“CVP”), pursuant to which the maturity date of that certain Convertible Promissory Note, issued by the Company to CVP on December 31, 2018 (the “Note”), was extended to March 31, 2021.

On January 22, 2021, the Company issued 40,616 shares of common stock for the settlement of $7,250 on its short-term debt with CVP.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 12 — Subsequent Events (continued)

On March 4, 2021, the Company amended the employment agreement with its Chief Financial Officer, Vincent Loiacono. The amendment increases the base salary to $250,000 per year and amends the Company’s obligations with respect to indemnification and insurance. This description of the Amendment is a summary only, is not intended to be complete, and is qualified in its entirety by reference to the full text of the Amendment, a copy of which is filed herewith as Exhibit 10.28 and which is incorporated herein by reference.

On March 9, 2021, Sysorex, Inc. (the “Company”) and Chicago Venture Partners, L.P. (the “Lender”) entered into a waiver agreement (the “Waiver Agreement”) in connection with the Lender’s delivery of a redemption notice for $11,000 (the “Redemption Amount”) in accordance with that certain Securities Purchase Agreement, dated as of December 31, 2018, and that certain Convertible Promissory Note issued to the Lender by the Company on December 31, 2018, as amended (the “Note”). Pursuant to the Waiver Agreement, the Lender agreed to waive certain Equity Conditions Failures (as defined in the Note) in order to receive shares of common stock of the Company instead of cash to satisfy the Redemption Amount. In addition, the Company and the Lender agreed to issue such shares below the minimum redemption conversion price at a modified redemption conversion price equal to $0.252 per share, which is equal to 70% multiplied by the lowest closing bid price during the twenty (20) trading days immediately preceding this redemption. Accordingly, the Company issued the Lender 43,651 shares of common stock to satisfy the Redemption Amount, which issuance occurred on or around March 15, 2021.

On March 11, 2021, the Company and Quantum Lexicon, LLC (the "Lender") entered into a Commercial Loan Agreement and related transaction documents (“Term Loan”) dated as of March 11, 2021 providing for the issuance of a Secured Promissory Note in the principal amount of $125,000 (the "Note"). The Note is secured pursuant to a Pledge Agreement dated as of March 11, 2021 (the “Pledge Agreement”) by a pledge of the Company’s common stock equal to three hundred percent (300%) of the principal amount and accrued interest outstanding from time to time under the Note, which may be issued under certain conditions (“Events of Default”). The Company has set aside 625,000 shares (the “Set-aside Shares”) of Common Stock for issuance to the Lender upon uncured Events of Default. The Term Loan matures in ninety (90) days and bears interest at the rate of one percent (1%) per month. The Company may prepay principal and accrued interest at any time without penalty. The Lender funded the Term Loan on March 15, 2021.

On March 19, 2021, the Company, Systat and First Choice International Company, Inc. (“Lender”) entered into a Letter Agreement (“Letter Agreement”), providing for the advance payment by the Lender of $2,000,000 (“Advance”) to Systat on behalf of the Company. In consideration of the Advance, Systat agreed it would (a) enter into a Securities Settlement Agreement (“SSA”) with the Company for the cancellation of three promissory notes owed (or to be owed) by the Company in the aggregate principal amount of $3,300,000 (“Notes One - Three”) to Systat; and (b) assign a fourth note dated June 30, 2020, in the principal amount of $3,000,000 (“Fourth Note”) to Lender to be held as collateral pending repayment by the Company of the Advance as further set forth below. In further consideration of the Advance, under the terms of an SSA (a form SSA is attached to the Letter Agreement), Systat has agreed that upon the Company’s issuance of shares of the Company’s restricted common stock to Systat in full satisfaction of the $3,300,000 in promissory notes and accrued interest owed to Systat, all indebtedness owed to Systat pursuant to Notes One - Three (specifically excluding the debt arising from the Fourth Note) will be fully extinguished and cancelled. The number of shares to be issued will be determined at a later date. The description of the Letter Agreement is a summary only, is not intended to be complete, and is qualified in its entirety by reference to the full text of the Letter Agreement, a copy of which is filed herewith as Exhibit 10.31 and which is incorporated herein by reference. The Company and the Lender are continuing to negotiate the terms of a loan agreement providing for repayment by the Company of the Advance as well as the terms of a second SSA to be entered into between the Lender and the Company whereby the Lender will cancel the Fourth Note on substantially similar terms as will be negotiated between the Company and Systat for Notes One-Three, except that the shares that are issued by the Company in consideration for cancellation of the Fourth Note shall be held by the Company’s transfer agent as collateral for the Advance and will only be released to the Lender in the event that the Company does not comply with the terms of the loan agreement or otherwise timely repay the Advance to Lender inclusive of accrued interest and any fees.

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

As of December 31, 2020, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

Name	Age	Position
Nadir Ali	52	Director
Zaman Khan	53	Director, President and Chief Executive Officer
Douglas Cole	65	Director
Vincent Loiacono	61	Chief Financial Officer

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

Douglas Cole

Mr. Cole has served as a member of our Board since December 2019. Mr. Cole has been a partner of Objective Equity LLC since 2005, a boutique investment bank focused on the high technology, data analytics and the mining sector. Mr. Cole currently serves on the Board of Directors of eWellness Healthcare Corporation (OTCQB: EWLL). He obtained his BA in Social Sciences from UC Berkeley in 1978. Mr. Cole’s extensive experience in global M&A and global distributions led us to the conclusion that he should serve as a member of our Board.

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

Board of Directors

Our Board may establish the authorized number of directors from time to time by resolution. The current authorized number of directors is three. Our current directors, if elected, will continue to serve as directors until the next annual meeting of stockholders and until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal.

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

Our Board held no meeting during 2020 and acted through ten written consents. No officer or member of our board of directors was delinquent in filing any Section 16 reports during 2020. No member of our Board attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served), if any. Members of our Board are invited and encouraged to attend our annual meeting of stockholders.

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

ITEM 11: EXECUTIVE COMPENSATION

Special Note Regarding the Spin-off

This report discloses the compensation of our named executive officers based on compensation for the year ended December 31, 2020 (collectively, the “NEOs”).

Summary Compensation Table

The following table summarizes the total compensation earned by each of our NEOs for the fiscal years ended December 31, 2020 and 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Zaman Khan,	2020	$291,084	$200,000	$—	$—	$491,084
Chief Executive Officer	2019	$291,099	$200,000	$—	$—	$491,099
Vincent Loiacono,	2020	$171,136	$60,000	$—	$—	$231,136
Chief Financial Officer	2019	$171,141	$60,000	$—	$—	$231,141

Employment Agreements and Arrangements

Zaman Khan

In connection with the Spin-off, on August 31, 2018, the Company entered into an Amended and Restated Employment Agreement with Zaman Khan, pursuant to which Mr. Khan acts as the Chief Executive Officer for the Company and as the President of SGS. The term of the agreement is 24 months. Mr. Khan is paid an annual salary of $300,000 a year for his services (the “Kahn Base Salary”). In addition to the Khan Base Salary, Mr. Khan receives a quarterly incentive bonus in the amount of $50,000 and is eligible to participate in any executive bonus pools, discretionary performance bonuses (based on targets or other performance objectives) or deferred compensation plans that the Company may establish in its sole discretion. Mr. Khan also receives medical, dental, and vision insurance coverage for him, his spouse and his children, to the same extent and on the same terms and conditions that such coverage is provided to other senior management employees of the Company and may participate in the Company’s 401(k) plan to the same extent and on the same terms and conditions that other senior management employees of the Company are permitted to participate. Mr. Khan is entitled to three weeks paid vacation per year and paid sick days to the same extent and on the same terms and conditions that the Company provides to its other senior management employees.

The Company may, in its sole discretion, terminate the agreement, including for Just Cause, as defined in the agreement. Mr. Kahn may resign from his employment as a result of a material diminution of his duties, responsibilities, authority, and position with both the Company and SGS, or a material reduction in his compensation and benefits, or if he ceases to hold the position of Chief Executive Officer at the Company after a Change of Control, as defined in the agreement (each a “Khan Termination Event”). If the Company terminates the agreement without Just Cause or within 24 months following a Change of Control, or if Mr. Khan resigns his position as a result of a Termination Event, the Company must: (i) continue to pay to Mr. Khan the Khan Base Salary, subject to customary payroll practices and withholdings, for six months or for 12 months if he was employed for more than 24 months after the Effective Date (subject to and conditioned upon Mr. Khan signing a full general release of any and all known and unknown claims against the Company, SGS and their related parties) (the “Khan Severance Payment”); (ii) within 45 days of termination or resignation, pay to Mr. Khan 100% of the value of any accrued but unpaid bonus that he otherwise would have received; (iii) pay to Mr. Khan the value of any accrued but unpaid vacation time; (iv) pay to Mr. Khan any unreimbursed business expenses and travel expenses that are reimbursable under the agreement; (v) pay an amount equal to the Company’s monthly COBRA premium in effect on the date of termination for the number of months applicable to the Khan Severance Payment; and (vi) to the extent required under the terms of any benefit plan the vested portion of any benefit under such plan. If the Company terminates the agreement for Just Cause, Mr. Khan will receive only that portion of the Khan Base Salary, accrued but unused vacation pay, and unreimbursed business expenses, that has been earned or have been incurred through the date of termination and, to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan. Mr. Khan’s employment will be terminated immediately upon (i) his Disability, as defined in the agreement, for a period exceeding 3 months in any twelve-month period, or (ii) his death. If Mr. Khan’s employment is terminated due to Disability or death, the Company will be required to pay to him or his estate, unrelated to any amounts that he may receive pursuant to any short-term and long-term disability plans or life insurance plans, the Khan Base Salary and accrued but unpaid vacation pay earned through the date of termination, unreimbursed business expenses and to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan.

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

Vincent Loiacono

In connection with the Spin-off, on August 31, 2018, the Company entered into an Employment Agreement with Vincent Loiacono, pursuant to which Mr. Loiacono acts as the Chief Financial Officer for the Company and SGS. Mr. Loiacono is paid an annual salary of $175,000 a year for his services (the “Loiacono Base Salary”). In addition to the Loiacono Base Salary, Mr. Loiacono receives a quarterly incentive bonus in the amount of $15,000 and is eligible to participate in any executive bonus pools, discretionary performance bonuses (based on targets or other performance objectives) or deferred compensation plans that the Company may establish in its sole discretion. Mr. Loiacono also receives medical, dental, and vision insurance coverage for him, his spouse and his children, to the same extent, and on the same terms and conditions that such coverage is provided to other senior management employees of the Company and may participate in the Company’s 401(k) plan to the same extent and on the same terms and conditions that other senior management employees of the Company are permitted to participate. Mr. Loiacono is entitled to three weeks paid vacation per year and paid sick days to the same extent and on the same terms and conditions as the Company provides to its other senior management employees.

The Company may, in its sole discretion, terminate the agreement, including for Just Cause, as defined in the agreement. Mr. Loiacono may resign from his employment as a result of a material diminution of his duties, responsibilities, authority, and position with both the Company and SGS, or a material reduction in his compensation and benefits, or if he ceases to hold the position of Chief Financial Officer at the Company after a Change of Control, as defined in the agreement (each a “Loiacono Termination Event”). If the Company terminates the agreement without Just Cause or within 24 months following a Change of Control, or if Mr. Loiacono resigns his position as a result of a Termination Event, the Company must: (i) continue to pay to Mr. Loiacono the Loiacono Base Salary, subject to customary payroll practices and withholdings, for one month for every 3 months of employment after the Effective Date up to a maximum of 6 months (subject to and conditioned upon Mr. Loiacono signing a full general release of any and all known and unknown claims against the Company, SGS and their related parties) (the “Loiacono Severance Payment”); (ii) within 45 days of termination or resignation, pay to Mr. Loiacono 100% of the value of any accrued but unpaid bonus that he otherwise would have received; (iii) pay to Mr. Loiacono the value of any accrued but unpaid vacation time; (iv) pay to Mr. Loiacono any unreimbursed business expenses and travel expenses that are reimbursable under the agreement; (v) pay an amount equal to the Company’s monthly COBRA premium in effect on the date of termination for the number of months applicable to the Loiacono Severance Payment; and (vi) to the extent required under the terms of any benefit plan the vested portion of any benefit under such plan. If the Company terminates the agreement for Just Cause, Mr. Loiacono will receive only that portion of the Loiacono Base Salary, accrued but unused vacation pay, and unreimbursed business expenses, that has been earned or have been incurred through the date of termination and, to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan. Mr. Loiacono’s employment will be terminated immediately upon (i) his Disability, as defined in the agreement, for a period exceeding 3 months in any twelve-month period, or (ii) his death. If Mr. Loiacono’s employment is terminated due to Disability or death, the Company will be required to pay to him or his estate, unrelated to any amounts that he may receive pursuant to any short-term and long-term disability plans or life insurance plans, the Loiacono Base Salary and accrued but unpaid vacation pay earned through the date of termination, unreimbursed business expenses and to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan.

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

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our NEOs as of December 31, 2020. All share information described below relates to Sysorex common stock.

Name	Grant Date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Zaman Khan	02/03/2017	(1)	16	1	22.76	02/03/2027

(1)	This option vests 1/48th per month at the end of each month starting on February 3, 2017, the grant date.

Securities Authorized for Issuance under Equity Compensation Plans

On July 30, 2018, Inpixon, as the sole stockholder of Sysorex, approved the Sysorex, Inc. 2018 Equity Incentive Plan (the “Plan”) pursuant to which, upon completion of the Spin-off, Sysorex may issue up to 80,000 shares of its common stock which number will be automatically increased on the first day of each quarter, beginning on January 1, 2019 and for each quarter thereafter, by a number of shares of common stock equal to the least of (i) 10,000 shares, (ii) 10% of the shares of common stock issued and outstanding on that date, or (iii) a lesser number of shares that may be determined by the Board. The purpose of the Plan is to (x) to align the interests of Sysorex’s stockholders and the recipients of awards under the Plan by increasing the proprietary interest of such recipients in Sysorex’s growth and success, (y) to advance the interests of Sysorex by attracting and retaining directors, officers, employees and other service providers and (z) to motivate such persons to act in the long-term best interests of Sysorex and its stockholders. As of December 31, 2020, there were 83,027 securities available for future issuance under the 2018 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)		Weighted- average exercise price of outstanding (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	19	(1)	$32.70	83,008
Equity compensation plans not approved by security holders	—		—	—
Total	19		$32.70	83,008

(1)	These outstanding options were assumed by the Company in connection with the Spin-off.

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

Transferability

Awards under the Plan may not be transferred except by will or by the laws of descent and distribution or pursuant to beneficiary designation procedures approved by the Company or, to the extent expressly permitted in the agreement relating to such award, to the holder’s family members, a trust or entity established by the holder for estate planning purpose or a charitable organization designated by the holder, in each case, without consideration.

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

DIRECTOR COMPENSATION

Any non-employee directors of Sysorex will be paid an annual fee equal to $30,000, payable quarterly. Accordingly, Nadir Ali earned fees of $30,000 and $30,000 for his service as a non-employee director during 2020 and 2019, respectively. Douglas Cole earned fees of $30,000 and $0 for his service as a non-employee director during 2020and 2019, respectively.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, based on our knowledge, certain information as of March 26, 2021, regarding the beneficial ownership of our common stock by the following persons:

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

Applicable percentage ownership is based on 491,276 shares of our common stock outstanding as of March 26, 2021. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person that are currently exercisable or that will become exercisable within 60 days of March 27, 2021. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the following table is c/o Sysorex, Inc., 13880 Dulles Corner Lane, Suite 175, Herndon, Virginia 20171.

Name of Beneficial Owner	Amount and nature of beneficial ownership		Percent of Class(1)
Named Executive Officers and Directors:
Nadir Ali	10,011	(1)	2.0%
Zaman Khan	4		*
Vincent Loiacono	0		*
All Directors and Current Executive Officers as a Group (3 persons)	10,015		*

More than 5% Beneficial Owners
None

(1)	Includes (i) 1 shares of common stock held of record by Nadir Ali, (ii) 3 shares of common stock held of record by Lubna Qureishi, Mr. Ali’s wife, (iii) 1 shares of common stock held of record by Naheed Qureishi, Mr. Ali’s mother-in-law, (iv) 1 shares of common stock held by of record by the Qureishi Ali Grandchildren Trust, of which Nadir Ali is the joint-trustee (with his wife Lubna Qureishi) and has voting and investment control over the shares held, (v) 5 shares of common stock held of record by the Qureishi 1998 Family Trust, of which Nadir Ali’s father-in-law, A. Salam Qureishi, is the sole trustee and has voting and investment control over the shares held, and (vi) 10,000 shares of common stock held of record by Sysorex Consulting, Inc., of which Nadir Ali’s father-in-law, A. Salam Qureishi, has voting and investment control over the shares held.

*	less than 1% of the issued and outstanding shares of common stock.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons.

The Board reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2019 that was submitted to the Board for approval as a “related party” transaction.

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

On June 30, 2020, the “Company entered into a Promissory Note Assignment and Assumption Agreement (the “Assignment Agreement”), an Intercreditor Agreement (the “Intercreditor Agreement”), a form of partitioned Secured Promissory Note (the “Form of Partitioned Note”), and other related transaction documents with Inpixon, and Systat Software, Inc. (the “Assignment Documents”). Pursuant to the Assignment Documents, Inpixon agreed to assign to Systat Software, Inc., and the Company acknowledged and consented to the assignment of, certain partitioned promissory notes, and in connection therewith Systat Software, Inc. was granted a security interest in the assets of the Company.

Inpixon is the holder of a secured promissory note, dated December 31, 2018, issued by the Company to Inpixon, as amended, (the “Original Note”) in the aggregate principal amount of $10,000,000 (together with all accrued unpaid interest thereon, the “Outstanding Balance”). Inpixon and Systat Software, Inc. entered into an Exclusive Software License and Distribution Agreement with Cranes Software International Ltd. Inpixon agreed to partition the Original Note into four new secured promissory notes in the Form of Partitioned Note, with the first Partitioned Note in the original principal amount of $3,000,000, the second Partitioned Note in the original principal amount of $1,300,000, the third Partitioned Note in the original principal amount of $1,000,000 and the fourth Partitioned Note in the original principal amount of $1,000,000 plus all accrued unpaid interest under the Original Note included in the Outstanding Balance, and assigned and delivered to Systat Software, Inc. the Closing Note on the closing date of the License Agreement (the “Closing Date”), the Initial Installment Note on the three month anniversary of the Closing Date the Second Installment Note on the six month anniversary of the Closing Date, and the Third Installment Note on the nine month anniversary of the Closing Date. Nadir Ali, a member of the Company’s board of directors, is also Inpixon’s Chief Executive Officer and a member of its board of directors. The transactions disclosed herein were approved by all of the disinterested members of the Company’s board of directors. See Note 7 –Long-Term Debt for further discussion on the Promissory Note Assignment.

The proceeds received and interest and legal costs accrued, in accordance with the Related Party Note as of December 31, 2020 is $9,043,859.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below are approximate fees for services rendered by Marcum LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2020 and 2019.

	2020	2019
Audit Fees(1)	$141,032	$134,440
Audit Related Fees	$—	$16,480
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit Fees. The “Audit Fees” are the aggregate fees of Marcum attributable to professional services rendered in 2020 and 2019 for the audit of our annual financial statements, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year. These fees include fees billed for professional services rendered by Marcum for the review of registration statements or services that are normally provided in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees. Marcum billed us for professional services that were reasonably related to the performance of the audit or review of financial statements in 2020 and 2019, which are not included under Audit Fees above including the filing of our Form 10 and S-1 registration statements.

Tax Fees. Marcum did not perform any tax advice or planning services in 2020 or 2019.

All Other Fees. Marcum did not perform any services for us or charge any fees other than the services described above in 2020 and 2019.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audit and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2020 and 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

The financial statements filed as part of this report are listed and indexed in the table of contents. Financial statement schedules have been omitted because they are not applicable or the required information has been included elsewhere in this report.

15(a)(2) Financial Statement Schedules

Not applicable as a smaller reporting company.

15(a)(3) Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits. The Company has identified in the Exhibit Index each management contract and compensation plan filed as an exhibit to this Annual Report on Form 10-K in response to Item 15(a)(3) of Form 10-K.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1*	Agreement and Plan of Merger between Inpixon USA and Sysorex, Inc., dated as of July 25, 2018	8-K	001-36404	2.1	July 31, 2018

2.1	Separation and Distribution Agreement dated August 7, 2018 between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018

3.1.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018

3.1.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019

3.2.1	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018

3.2.2	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018

4.1	Form of Sysorex, Inc.’s common stock certificate	S-1	333-228992	4.1	December 21, 2018

4.3	Convertible Promissory Note, dated as of December 31 2018	8-K	000-55924	4.1	December 31, 2018

4.4	Secured Promissory Note, dated as of December 31, 2018.	8-K	000-55924	4.2	December 31, 2018

4.5	Description of Registrant’s Securities	10-K	000-55924	4.5	March 31, 2020

10.1	Amended and Restated Sublease Agreement between Dell Marketing L.P. and Inpixon Federal, Inc., dated June 4, 2018	10-12G/A	000-55924	10.12	August 13, 2018

10.4	Employee Matters Agreement dated August 1, 2018 between Inpixon and Sysorex, Inc.	8-K	000-55924	10.3	September 4, 2018

10.8	Trademark License Agreement dated August 31, 2018 between Sysorex, Inc. and Sysorex Consulting, Inc.	8-K	000-55924	10.8	September 4, 2018

10.9+	Sysorex, Inc. 2018 Equity Incentive Plan and form of option award agreement	10-12G/A	000-55924	4.1	August 13, 2018

10.10+	Employment Agreement dated August 31, 2018 between Sysorex, Inc. and Sysorex Government Services, Inc. and Zaman Khan	8-K	000-55924	10.10	September 4, 2018

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.11+	Employment Agreement dated August 31, 2018 between Sysorex, Inc. and Sysorex Government Services, Inc. and Vincent Loiacono	8-K	000-55924	10.11	September 4, 2018

10.12+	Form of Indemnification Agreement	10-12G/A	000-55924	10.8	August 13, 2018

10.14	Securities Purchase Agreement, dated as of December 31, 2018	8-K	000-55924	10.1	December 31, 2018

10.15	Note Purchase Agreement, dated as of December 31, 2018, by and between Sysorex, Inc. and Inpixon	8-K	000-55924	10.2	December 31, 2018

10.16	First Amendment Agreement dated February 4, 2019 by and between Sysorex, Inc. and Inpixon	8-K	000-55924	10.1	February 8, 2019

10.17	Second Amendment Agreement, dated as of April 2, 2019, between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	April 5, 2019

10.18	Third Amendment Agreement, dated as of May 22, 2019, between Inpixon and Sysorex, Inc.	8-K	000-55924	10.1	May 22, 2019

10.19	Note Extension, dated as of November 11, 2019, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	10-Q	000-55924	10.3	November 12, 2019

10.20	Amendment to Convertible Promissory Note	8-K	000-55924	10.1	January 2, 2020

10.21	PPP Promissory Note, dated as of May 3, 2020, between Wells Fargo SBA Lending and Inpixon Federal	10-Q	000-55924	4.2	May 13, 2020

10.22	Fourth Amendment Agreement, dated as of March 1, 2020, between Sysorex, Inc. and Inpixon	8-K	000-55924	10.1	March 3, 2020

10.23	Convertible Note Extension, date as of April 23, 2020, by and between Sysorex, Inc. and Chicago Venture Partners, LLP.	10-Q	000-55924	10.5	May 13, 2020

10.24	Non-recourse Factoring and Security Agreement, dated June 19, 12020 by and between Sysorex, Inc. and SouthStar Financial LLC	8-K	000-55924	10.1	June 25, 2020

10.25	Promissory Note Assignment and Assumption, dated June 30, 2020, by and between Sysorex, Inc with Inpixon and Systat Software, Inc.	8-K	000-55924	10.1	July 6, 2020

10.26	Convertible Note Extension, dated as of October 29, 2020, by and between Sysorex, Inc and Chicago Venture Partners, LLP	10-Q	000-55924	10.1	November 6, 2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.27	Waiver Agreement, dated as of January 22, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.1	January 28, 2021

10.28	Amendment to Employment, dated March 4, 2021, by and between Sysorex, Inc. and Vincent Loiacono					X

10.29	Waiver Agreement, dated as of March 9, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.1	March 15, 2021

10.30	Commercial Loan Agreement,dated as of March 11, 2021, between Sysorex, Inc. and Quantum Lexicon	8-K	000-55924	10.1	March 17, 2021

10.31	Letter Agreement, dated as of March 19, 2021 by and among Sysorex, Inc., Systat Software, Inc., and First Choice International Company, Inc.	8-K	000-55924	10.1	March 25, 2021

21	List of Subsidiaries	10-12G/A	000-55924	21.1	August 13, 2018

23.1	Consent of Marcum LLP					X

24.1	Power of Attorney (see signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instant Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Exhibits, schedules and similar attachments have been omitted pursuant to Item 601 of Regulation S-K and the registrant undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC.

+	Management contract or compensatory plan or arrangement.

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYSOREX, INC.

Date: March 29, 2020	By:	/s/ Zaman Khan
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Zaman Khan	Chief Executive Officer and Director	March 29, 2020
Zaman Khan	(Principal Executive Officer)

/s/ Vincent Loiacono	Chief Financial Officer	March 29, 2020
Vincent Loiacono	(Principal Financial and Accounting Officer)

/s/ Nadir Ali	Director	March 29, 2020
Nadir Ali

/s/ Douglas Cole	Director	March 29, 2020
Douglas Cole