Form 10-Q
period 2021-03-31
Sysorex, Inc.
filed 2021-05-17
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, there was 150,537,427 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may,” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with acquisition of the new businesses line;

●	the effect of COVID-19, closure of offices and site location; on our ability to service our customers resulting in less revenues;

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	customer demand for solutions we offer;

●	the impact of competitive or alternative products, technologies, and pricing;

●	our ability to resell products without terms, without wholesale suppliers, on a prepay basis;

●	general economic conditions and events and the impact they may have on us, on our customers and on our potential customers;

ii

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our ability to complete strategic transactions, which may include acquisitions, mergers, dispositions, joint ventures or investments;

●	lawsuits and other claims by third parties;

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this Form 10-Q.

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

Unless otherwise stated or the context otherwise requires, the terms “Sysorex,” “we,” “us,” “our,” and the “Company” refer collectively to Sysorex, Inc. and its subsidiaries – Sysorex Government Services, Inc. (“SGS”) and TTM Digital Assets & Technologies, Inc. (“TTM”).

iii

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

The results for the period ended March 31, 2021 are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2020 and 2019 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2021.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(In thousands of dollars, except number of shares and par value data)

	As of	As of
	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets

Current Assets
Cash	$35	$167
Accounts receivable and other receivables, net	335	2,186
Prepaid expenses and other current assets	2,353	382

Total Current Assets	2,723	2,735

Operating lease right-of-use asset, net	72	99
Intangible assets, net	522	600
Other assets	29	29

Total Assets	$3,346	$3,463

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$7,273	$8,541
Accrued liabilities	1,347	1,297
Operating lease obligation	74	101
Related Party Note Payable	201	-
Short Term debt, net of discounts	6,220	1,515
Deferred revenue	381	402

Total Current Liabilities	15,496	11,856

Long Term Liabilities
Related party payable	8,389	9,044
Payable to related party	699	682
Long term debt-promissory note	3,623	5,390
Other liabilities	8	4

Total Liabilities	28,215	26,976

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 569,690 and 485,423 shares issued as of March 31, 2021 and December 31, 2020; respectively and 494,311 and 410,044 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	-	-
Treasury stock, at cost, 75,379 shares as of March 31, 2021, and December 31, 2020, respectively	-	-
Additional paid-in-capital	(11,492)	(11,511)
Accumulated deficit	(13,377)	(12,002)

Total Stockholders’ Deficit	(24,869)	(23,513)
Total Liabilities and Stockholders’ Deficit	$3,346	$3,463

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020

Revenues
Products	$928	$1,152
Services	479	1,114
Total Revenues	1,407	2,266

Cost of Revenues
Products	829	1,127
Services	329	868
Total Cost of Revenues	1,158	1,995

Gross Profit	249	271

Operating Expenses
Sales and marketing	249	270
General and administrative	751	768
Amortization of intangibles	78	78

Total Operating Expenses	1,078	1,116

Loss from Operations	(829)	(845)

Other (Expense) Income
Interest expense	(546)	(327)
Other Income	1	11

Total Other (Expense) Income	(545)	(316)

Net Loss	$(1,374)	$(1,161)
Net Loss per share - basic and diluted	$(3.06)	$(2.84)
Weighted Average Shares Outstanding - basic and diluted	448,439	408,505

The accompanying notes are an integral part of these condensed consolidated financial statements

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2021

(In thousands of dollars, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2021	485,423	$-	75,379	$-	$(11,511)	$(12,003)	$(23,514)
Shares issued for payment of short-term debt	84,267	-	-	-	19	-	19
Net loss	-	-	-	-	-	(1,374)	(1,374)

Balance - March 31, 2021	569,690	$-	75,379	$-	$(11,492)	$(13,377)	$(24,869)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2020

(In thousands of dollars, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance - January 1, 2020	482,923	$-	75,379	$-	$(11,511)	$(8,538)	$(20,049)
Shares issued for trademark	2,500	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,161)	(1,161)

Balance - March 31, 2020	485,423	$-	75,379	$-	$(11,511)	$(9,699)	$(21,210)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Sysorex, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
(In thousands of dollars)

(Unaudited)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(1,374)	(1,161)
Adjustment to reconcile net loss to net cash provided by operating activities:
Depreciation	-	3
Amortization of intangibles	78	78
Amortization of right-of-use assets	31	31
Amortization of debt discount	-	74
Gain on settlement of liabilities	33	-
Accrued issuable equity	3	(8)
Changes in operating assets and liabilities:
Accounts receivable and other receivables	1,850	1,426
Prepaid assets and other current assets	(1,971)	3
Accounts payable	(1,268)	(1,166)
Accrued liabilities	540	8
Deferred revenue	(20)	136
Payment on lease obligations	(27)	-
Total Adjustments	(751)	585

Net Cash Used In Operating Activities	(2,125)	(576)

Cash Flows From Financing Activities

Related party advances	117	298
Net payments to revolver line of credit	(324)	(138)
Proceeds from short-term debt note	2,200	319
Repayments on short-term debt note	-	(207)

Net Cash Provided by Financing Activities	1,993	548

Net Decrease in Cash	(132)	(28)

Cash – beginning of period	167	28

Cash – end of period	$35	$-

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$25	$-
Income taxes	$-	$-
Supplemental Disclosure of non-cash investing and financing activities:
Common shares issued for short-term debt payment	$19	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 1 — Description of Business, the Spin-Off and Going Concern and Management’s Plans

Description of Business

Sysorex, Inc., through its wholly owned subsidiary, Sysorex Government Services, Inc., formerly known as (f/k/a) Inpixon Federal, Inc. (“SGS”), (unless otherwise stated or the context otherwise requires, the terms “SGS” “we,” “us,” “our” and the “Company” refer collectively to Sysorex, Inc. and SGS), provides information technology solutions primarily to the public sector. These solutions include cybersecurity, professional services, engineering support, IT consulting, enterprise level technology, networking, wireless, help desk, and custom IT solutions. The Company is headquartered in Virginia.

Going Concern and Management’s Plans

As of March 31, 2021, the Company had a working capital deficit of approximately $12.8 million. In addition, the Company has a stockholders’ deficit of approximately $25.0 million. For the three months ended March 31, 2021 and 2020, the Company incurred net losses of approximately $1.4 million and $1.2 million, respectively. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of March 31, 2021, availability on the SouthStar facility to finance purchase orders and invoices, funds from financing from our related party note (as defined in Note 8 below) and other short-term borrowings, higher margin public sector contracts capture, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the year ending December 31, 2021. As a result, the Company will need additional funds to support its obligations for the next twelve months from the date these financial statements are made available. The Company is exploring a number of possible solutions to its financing needs, including efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin, which without these represent the principal conditions that raise substantial doubt about our ability to continue as a going concern.

On April 14, 2021, Sysorex consummated a reverse triangular merger (“Merger”) with TTM Digital Assets & Technologies, Inc. (“TTM”), a data center owner and operator and now, the largest U.S. publicly traded Ethereum mining company based in the United States with operations in New York and North Carolina. In connection with the Merger, the shareholders of TTM exchanged 100% of TTM’s share capital for 124,218,268 shares of Sysorex common stock, which represented approximately 82% of the total share capital of Sysorex. As a closing condition to the Merger, a significant portion of the Company’s existing debtholders, creditors and service providers agreed to convert or exchange their outstanding indebtedness or accounts payable, as applicable, eliminating at least $13,500,000 of Sysorex debt, substantially improving Sysorex’s balance sheet and significantly increasing Sysorex shareholders’ equity. See Note 8 – Subsequent Events, regarding merger and discussion of conversion of debt to equity.

The Company’s consolidated financial statements as of March 31, 2021 do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company is maintaining its overall headcount but continues to identify potential reductions in cash flows for operating expenses and other purchases to the extent possible. On May 3, 2020, the Company received a loan of $349,693 under the Payroll Protection Program as part of the Coronavirus Aid, Relief and Economic Security Act. While the Company expects some degree of an adverse impact on revenues in the second quarter of 2021, the Company will need to implement its plan as discussed above in Going Concern and Management’s Plans. See Note 8 - Subsequent events-regarding forgiveness of the $349,693 loan.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 2 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three-month period ended March 31, 2021 is not necessarily indicative of the results to be expected for the year ending December 31, 2021. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2020 and 2019 included in the Annual Report on Form 10-K filed with SEC on March 29, 2021.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2021 and 2020, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 3 — Summary of Significant Accounting Policies (cont.)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

The following table sets forth the percentages of revenue derived by the Company from those customers that accounted for at least 10% of revenues during the three months ended March 31, 2021 and 2020 (in thousands of dollars):

	For the Three Months Ended March 31, 2021		For the Three Months Ended March 31, 2020
	$	%	$	%
Customer A	509	41%	1,121	49%
Customer B	348	28%	576	25%
Customer C	169	14%	-	-
Customer D	169	14%	-	-

As of March 31, 2021, Customer A rand customer B represented 73% and 27% of total accounts receivable, respectively.

For the three months ended March 31, 2021, purchases from three vendors represented approximately 41%, 28%, and 14% of total purchases. Purchases from these vendors during the three months ended March 31, 2021 were $472 thousand, $352 thousand, and $158 thousand. For the three months ended March 31, 2020, purchases from two vendors represented approximately 43% and 36% of total purchases. Purchases from these vendors during the three months ended March 31, 2020 were $859 thousand and $724 thousand.

As of March 31, 2021, two vendors represented approximately 39% and 19% of total gross accounts payable.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 5 — Debt

Debt as of March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	As of March 31,	As of December 31,
	2021	2020
Short-Term Debt
Chicago Venture Convertible Note payable (A)	$870	$842
Wells Fargo N.A. SBA loan (B)	350	350
Revolving Credit Facility (C)	-	323
First Choice (F)	5,000	-
Total Short-Term Debt	$6,220	$1,515

Related Party- Quantum Lexicon (E)	201	-

Long-Term Debt

Systat Promissory Note Payable (D)	$3,623	$5,390

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

During the three months ended March 31, 2021 the Company issued 84,267 shares of common stock for the settlement of approximately $19,000 on its short-term debt.

Subsequent to March 31, 2021, the Company entered into discussions and a definite agreement to convert its outstanding debt and interest for the common stock of the Company. The balance outstanding as of March 31, 2021 is $870,413.

See Note 8 – Subsequent Events, regarding merger and discussion of conversion of its debt to equity.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 5 — Debt (cont.)

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

See Note 8 Subsequent Events, regarding notice approval for forgiveness of the debt on April 2, 2021.

(C) Revolving Credit Facility

On August 31, 2018, the Company entered in an agreement with Payplant Alternatives Funds LLC (“Payplant”), pursuant to which Payplant may purchase from the Borrowers, in Payplant’s sole and absolute discretion, Eligible Receivables, as that term is defined in the agreement, in exchange for cash advances, subject to the terms and conditions in the agreement.

As of May 22, 2020 the Company terminated its services with Payplant.

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

As of March 31, 2021, there is no outstanding balance due to SouthStar.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

Note 5 — Debt (cont.)

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

The Promissory Note balance outstanding as of March 31, 2021 is $3,623,250. See Note 8 – Subsequent Events, regarding merger and discussion of conversion of its debt to equity.

(E) Related Party - Quantum Lexicon Promissory Note Payable

On March 11, 2021, the Company and Quantum Lexicon, LLC (the “Lender”) entered into a Commercial Loan Agreement and related transaction documents (“Term Loan”) dated as of March 11, 2021 providing for the issuance of a Secured Promissory Note in the principal amount of $125,000 (the “Note”). The Note is secured pursuant to a Pledge Agreement dated as of March 11, 2021 (the “Pledge Agreement”) by a pledge of the Company’s common stock equal to three hundred percent (300%) of the principal amount and accrued interest outstanding from time to time under the Note, which may be issued under certain conditions (“Events of Default”). The Company has set aside 625,000 shares (the “Set-aside Shares”) of Common Stock for issuance to the Lender upon uncured Events of Default. The Term Loan matures in ninety (90) days and bears interest at the rate of one percent (1%) per month. The Company may prepay principal and accrued interest at any time without penalty. The Lender funded the Term Loan on March 15, 2021. Additional costs in excess of the $125,000 were funded in March 2021 and recorded as payable to Quantum Lexicon.

The balance outstanding as of March 31, 2021 is $200,645.

(F) First Choice Promissory Note Payable

On March 19, 2021, the Company, Systat and First Choice International Company, Inc. (“Lender”) entered into a Letter Agreement (“Letter Agreement”), providing for the advance payment by the Lender of $2,000,000 (“Advance”) to Systat on behalf of the Company. In consideration of the Advance, Systat agreed it would (a) enter into a Securities Settlement Agreement (“SSA”) with the Company for the cancellation of three promissory notes owed (or to be owed) by the Company in the aggregate principal amount of $3,300,000 (“Notes One - Three”) to Systat; and (b) assign a fourth note dated June 30, 2020, in the principal amount of $3,000,000 (“Fourth Note”) to Lender to be held as collateral pending repayment by the Company of the Advance as further set forth below. In further consideration of the Advance, under the terms of an SSA (a form SSA is attached to the Letter Agreement), Systat has agreed that upon the Company’s issuance of shares of the Company’s restricted common stock to Systat in full satisfaction of the $3,300,000 in promissory notes and accrued interest owed to Systat, all indebtedness owed to Systat pursuant to Notes One - Three (specifically excluding the debt arising from the Fourth Note) will be fully extinguished and cancelled. The number of shares to be issued will be determined at a later date. The Company and the Lender are continuing to negotiate the terms of a loan agreement providing for repayment by the Company of the Advance as well as the terms of a second SSA to be entered into between the Lender and the Company whereby the Lender will cancel the Fourth Note, which was assigned to the Lender as a condition of the Advance, on substantially similar terms as will be negotiated between the Company and Systat for Notes One-Three.

The Promissory Note balance outstanding as of March 31, 2021 is $5,000,000, which includes the $3,000,000 Fourth Note and the $2,000,000 loan from First Choice to the Company.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

The proceeds received and interest and legal costs accrued, in accordance with the Related Party Note as of March 31, 2021 is $9,088,176.

Prior to March 31, 2021, the Company entered into discussions and a definite agreement to convert its outstanding debt and interest for the common stock of the Company. See Note 8 – Subsequent Events, regarding merger and discussion of conversion of its debt to equity.

SYSOREX, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

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

As of March 31, 2021, the Company is subject to a claim for non-payment by a vendor for approximately $735,000 including interest which has been accrued for as of March 31, 2021 and is recorded in Accounts Payable and Accrued Liabilities. See Note 8 Subsequent Events, regarding resolution of this claim.

Note 8 — Subsequent Events

On April 2, 2021, the U.S. Small Business Administration forgave the Company’s Wells Fargo, N.A. Paycheck Protection Program loan of $349,693.

On April 6, 2021, the Company entered into a settlement agreement with VMS Software, Inc. for existing payable, inclusive of interest of $735,274. The debt is recorded in Accounts Payable as March 31, 2021. A down-payment of $75,000 was paid with four equal payments of $165,069 to be paid every 30 days from the effective date of the agreement. The agreement allows for early prepayments to be made in full satisfaction of the debt if made within 45 and 60 days of the effective date of the agreement. As of May 17, 2021, $384,932 was paid, in full satisfaction of the Company’s obligations of the Settlement.

On April 14, 2021, the Company completed a reverse triangular merger with TTM Digital Assets & Technologies, Inc. (“the Merger”). By the Merger, the shareholders of TTM exchanged 100% of TTM’s share capital for the Company’s agreement to issue 124,218,268 shares of the Company’s common stock to the TTM shareholders, which will represent approximately 82% of the total share capital of the Company. As a closing condition to the merger, a significant portion of the Company’s existing debtholders, creditors and service providers agreed to convert or exchange their outstanding indebtedness or accounts payable, as applicable, eliminating at least $13,500,000 of Sysorex debt, substantially improving Sysorex’s balance sheet and significantly increasing Sysorex shareholders’ equity.

On April 14, 2021, the Related Party Note of $9.1 million was settled in exchange for 12,972,189 shares of common stock.

On April 14, 2021, the Systat Note of $3.6 million was settled in exchange for 6,367,750 shares of common stock.

On April 14, 2021, the Fourth Note (described above in Note 5 - First Choice Promissory Note Payable) of $3,000,000 was settled in exchange for 5,272,407 rights to purchase shares of common stock.

On April 14, 2021, the Chicago Venture Note redemption of $870,000 was settled in exchange for 1,530,149 shares of common stock.

On April 14, 2021, the Company settled with vendors, past and post liabilities in exchange for 4,954,760 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the combined financial statements and the related notes included elsewhere in this Form 10-Q and with our audited financial statements and related notes included on Form 10-K, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2021. In addition to our historical condensed consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Form 10-Q, particularly in Part II, Item 1A, “Risk Factors.”

The historical financial statements we have included in this Form 10-Q may not reflect what our business, financial position or results of operations would have been had we been a publicly traded company during the periods presented or what our results of operations, financial position and cash flows will be in the future when we are a stand-alone company.

Overview

Sysorex was incorporated in California on January 3, 1994 as Lilien Systems and was acquired by Inpixon on March 20, 2013. Effective January 1, 2016, Inpixon consummated a reorganization transaction pursuant to which certain Inpixon subsidiaries were merged with and into Lilien and Lilien changed its name to “Sysorex USA”. Sysorex USA changed its name to Inpixon USA on March 1, 2017. On July 26, 2018, Inpixon USA merged into Sysorex, Inc., a wholly owned subsidiary of Inpixon, for the purpose of changing its name and moving its state of formation from California to Nevada.

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

Revenues from our business are typically driven by public sector delivery orders that are received on a monthly basis. During the three months ended March 31, 2021, approximately 100% of our revenues were from these delivery orders. These delivery orders include information technology hardware, software, professional services, warranty and maintenance support, and highly integrated solutions that include two or more of the aforementioned items.

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

A substantial portion of our business is dependent on sales through existing federal contracts, known as Government Wide Acquisition Contracts (“GWAC”). We have three key GWAC contracts, known in the industry as GSA Federal Supply Schedule IT 70, NASA SEWP V, and NIH CIO-CS. Each contract can be utilized by any agency/departments of the Executive, Judiciary, and Legislative Branch, and government contractors in support of a contract. In addition to the federal government, the GSA FSS IT 70 is available to all 50-states, U.S. territories, and local government. Maintaining current vendor offerings and pricing is critical to attaining sales.

Our planned operating expenditures each quarter are based in large part on sales forecasts for the quarter. If our sales do not meet expectations in any given quarter, our operating results for the quarter may be materially adversely affected. Our narrow margins may magnify the impact of these factors on our operating results. Management regularly reviews our operating performance using a variety of financial and non-financial metrics including sales, shipments, margin, vendor consideration, advertising expense, personnel costs, account executive productivity, accounts receivable aging, supplier inventory turnover, and liquidity and cash resources. Our management monitors the various metrics against goals and budgets, and makes necessary adjustments intended to enhance our performance.

Our current debt repayment to key vendors due to prior non-payment of invoices has impacted our ability to receive the most favorable cost, terms, and delivery priority. General economic conditions also have an effect on our business and results of operations. For example, if the federal government fails to pass a budget or a continuing resolution before adopting an annual budget, our primary customers will not have the ability to make purchases off of our existing contracts until the budget issue is resolved, and some accounts receivables may be delayed. If current tariffs and stipulation by the government to require the purchase of goods that are substantially made or assembled in America are enacted, this could severely impact our ability to source from vendors who manufacture overseas. These factors affect sales of our products, sales cycles, adoption rates of new technologies and level of price competition. We continue to focus our efforts paying down our debt, cost controls, competitive pricing strategies, capturing new contracts, and driving higher margin service and solution sales. We also continue to make selective investments in our sales force personnel, service and solutions capabilities and internal information technology infrastructure and tools in an effort to meet vendor program requirements and to position us for enhanced productivity and future growth.

COVID-19 Update

In March 2020, the World Health Organization recognized a novel strain of coronavirus (COVID-19) as a pandemic. In response to the pandemic, the United States and various foreign, state and local governments have, among other actions, imposed travel and business restrictions and required or advised communities in which we do business to adopt stay-at-home orders and social distancing guidelines, causing some businesses to adjust, reduce or suspend operating activities. While certain of these restrictions and guidelines have been lifted or relaxed, they may be reinstituted in response to continuing effects of the pandemic. The pandemic and the various governments’ response have caused, and continue to cause, significant and widespread uncertainty, volatility, and disruptions in the U.S. and global economies, including in the regions in which we operate.

On May 3, 2020, the Company received a loan of $349,693 under the Payroll Protection Program as part of the Coronavirus Aid, Relief and Economic Security Act which was subsequently forgiven by the Small Business Administration on April 2, 2021.

Through March 31, 2021, we have not experienced a material impact to our business, operations or financial results as a result of the pandemic. However, in the current and future periods, we may experience weaker customer demand, requests for discounts or extended payment terms, customer bankruptcies, supply chain disruption, employee staffing constraints and difficulties, government restrictions or other factors that could negatively impact the Company and its business, operations and financial results. As we cannot predict the duration or scope of the pandemic or its impact on economic and financial markets, any negative impact to our results cannot be reasonably estimated, but it could be material.

We continue to monitor closely the Company’s financial health and liquidity and the impact of the pandemic on the Company. We have been able to serve the needs of our customers while taking steps to protect the health and safety of our employees, customers, partners, and communities. Among these steps, we have transitioned to primarily working remotely and ceasing travel, which has not resulted in a material disruption to the Company’s operations. We expect to maintain many of these steps for the near future.

Recent Events

On March 31, 2021, the Company and First Choice International Company, Inc. (the “Lender”) into a Commercial Loan Agreement (“Loan Agreement”) and Promissory Note (“Note”) (collectively, the “Loan Documents”). Under the terms of the Note, the Company must repay the principal amount of $2,000,000 plus any accrued and unpaid interest as a balloon payment no later than June 30, 2021. The Loan Agreement includes a pledge of 5,272,407 shares of Common Stock securing repayment of the Note.

On April 6, 2021, the Company entered a definitive settlement agreement (the “Settlement”) with VMS Software, Inc. (“VMS”), whereby (i) the Company paid to VMS, seventy-five thousand dollars ($75,000.00); (ii) the Company is required to make four (4) additional periodic payments to VMS, commencing thirty (30) days from the effective date of the Settlement (the “Effective Date”), each in the amount of one hundred sixty-five thousand sixty-eight dollars and fifty cents ($165,068.50); (iii) if VMS receives from the Company payments totaling six hundred twenty-five thousand dollars ($625,000.00) within forty-five (45) days from the Effective Date, VMS will accept such six hundred twenty-five thousand dollars ($625,000.00) as full satisfaction of the Company’s payment obligations under the Settlement; (iv) if VMS receives from the Company payments totaling six hundred fifty thousand dollars ($650,000.00) within sixty (60) days from the Effective Date, VMS will accept such six hundred fifty thousand dollars ($650,000.00) as full satisfaction of Company’s payment obligations under the Settlement; (v) if, within ninety-one (91) days of VMS’s receipt of any of the Company’s payments pursuant to its obligations in paragraph 1 of the Settlement, the Company commences, or a third party commences against the Company, any case, proceeding, or other action under the United States Bankruptcy Code, 11 U.S.C. § 101 et seq, which is not dismissed within thirty (30) days, then VMS’s release of the Company contained in paragraph 2 of the Settlement shall be null, void, and of no force or effect, and the Parties shall be returned to the position they were in prior to execution of this Agreement, except that VMS may retain any payment made to it by the Company, crediting same against those sums claimed by VMS. In connection with the Settlement, on April 14, 2021, the Company and the Lender entered into a commercial loan agreement, secured promissory note, and stock pledge agreement (“Loan Documents”) whereby the Lender has provided an immediate loan of $278,368.50 to the Company (the “Loan”) in consideration of a promissory note secured with a pledge of that number of shares of the Company’s common stock equal to three hundred percent (300%) of the Loan inclusive of the outstanding balance of the settlement entered into by and between the Company and VMS, for a reserved amount of 2,631,708 shares of Common Stock. As of May 17, 2021, $384,932 was paid, in full satisfaction of the Company’s obligations of the Settlement.

On April 8, 2021, the Company, TTM Digital Assets & Technologies, Inc. (“TTM Digital”), and TTM Acquisition Corp., a Nevada corporation, a wholly-owned subsidiary of the Company (“MergerSub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), which resulted in a change of control, with the shareholders of TTM Digital receiving the number of shares of the Company’s common stock equal to not less than eighty percent (80%) of the outstanding shares of capital stock of the Company in exchange for their shares of TTM Digital. As a result of the Merger, the Company now has two wholly owned subsidiaries: TTM Digital and Sysorex Government Services, Inc. The closing of the Merger Agreement occurred on April 14, 2021. Further, the Company entered a number of agreements as conditions of the Merger Agreement’s closing.

Basis of Presentation

Sysorex, Inc., through its wholly owned subsidiaries, Sysorex Government Services, Inc., formerly known as Inpixon Federal, Inc. (“SGS”), and TTM Digital (unless otherwise stated or the context otherwise requires, the terms “SGS” “we,” “us,” “our” and the “Company” refer collectively to Sysorex and its subsidiaries), is focused on two lines of business. The Company provides information technology which include cybersecurity, professional services, engineering support, IT consulting, enterprise level technology, networking, wireless, help desk, blockchain technology, and custom IT solutions. The Company is headquartered in Virginia.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited condensed consolidated financial statements and notes for the years ended December 31, 2020 and 2019 included in the Form 10-K filed with SEC on March 29, 2021.

Critical Accounting Policies and Estimates

In connection with the preparation of our condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. We base our assumptions, estimates, and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

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

Hardware and Software Revenue Recognition

The Company is a primary resale channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers, and wholesale distributors.

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

Professional Services Revenue Recognition

The Company’s professional services include fixed fee and time and materials contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company’s time and materials contracts are paid weekly or monthly based on hours worked. Revenue on time and material contracts is recognized based on a fixed hourly rate as direct labor hours are expended. Materials, or other specified direct costs, are reimbursed as actual costs and may include markup. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in Accounting Standards Codification (“ASC”) 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2021 and 2020, the Company did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies and commercial customers.

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

When assessing the recoverability of our long-lived assets, which include property and equipment and finite-lived intangible assets, we make assumptions regarding estimated future cash flows and other factors. Some of these assumptions involve a high degree of judgment and also bear a significant impact on the assessment conclusions. Included among these assumptions are estimating undiscounted future cash flows, including the projection of comparable sales, operating expenses, capital requirements for maintaining property and equipment and residual value of asset groups. We formulate estimates from historical experience and assumptions of future performance, based on business plans and forecasts, recent economic and business trends, and competitive conditions. In the event that our estimates or related assumptions change in the future, we may be required to record an impairment charge. Based on our evaluation, we did not record a charge for impairment for the three months ended March 31, 2021.

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

We evaluate the remaining useful lives of long-lived assets and identifiable intangible assets whenever events or circumstances indicate that a revision to the remaining period of amortization is warranted. Such events or circumstances may include (but are not limited to): the effects of obsolescence, demand, competition, and/or other economic factors including the stability of the industry in which we operate, known technological advances, legislative actions, or changes in the regulatory environment. If the estimated remaining useful lives change, the remaining carrying amount of the long-lived assets and identifiable intangible assets would be amortized prospectively over that revised remaining useful life. We have determined that there were no events or circumstances during the three months ended March 31, 2021, which would indicate a revision to the remaining amortization period related to any of our long-lived assets. Accordingly, we believe that the current estimated useful lives of long-lived assets reflect the period over which they are expected to contribute to future cash flows and are therefore deemed appropriate.

Deferred Income Taxes

In accordance with ASC 740 “Income Taxes” (“ASC 740”), we routinely evaluate the likelihood of the realization of income tax benefits and the recognition of deferred tax assets. In evaluating the need for any valuation allowance, we will assess whether it is more likely than not that some portion, or all, of the deferred tax asset may not be realized. Ultimately, the realization of deferred tax assets is dependent upon the generation of future taxable income during those periods in which temporary differences become deductible and/or tax credits and tax loss carry-forwards can be utilized. In performing our analyses, we consider both positive and negative evidence including historical financial performance, previous earnings patterns, future earnings forecasts, tax planning strategies, economic and business trends and the potential realization of net operating loss carry-forwards within a reasonable timeframe. To this end, we considered (i) that we have had historical losses in the prior years and cannot anticipate generating a sufficient level of future profits in order to realize the benefits of our deferred tax asset; (ii) tax planning strategies; and (iii) the adequacy of future income as of and for the three months ended March 31, 2021, based upon certain economic conditions and historical losses through March 31, 2021. After consideration of these factors, we deemed it appropriate to establish a full valuation allowance.

A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in our tax filings that do not meet these recognition and measurement standards. As of March 31, 2021 and the year ended December 31, 2020, no liability for unrecognized tax benefits was required to be reported. The guidance also discusses the classification of related interest and penalties on income taxes. Our policy is to record interest and penalties on uncertain tax positions as a component of income tax expense. No interest or penalties were recorded during the three months ended March 31, 2021 and 2020.

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

The Company’s allowance for doubtful accounts was $50,000 as of March 31, 2021 and December 31, 2020.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth selected unaudited condensed consolidated financial data as a percentage of our revenue and the percentage of period-over-period change:

	For the Three Months Ended
	March 31, 2021		March 31, 2020
(in thousands, except percentages)	Amount	% of Revenues	Amount	% of Revenues	% Change

Product revenues	$928	66%	$1,152	51%	(19)%
Services revenues	$479	34%	$1,114	49%	(57)%
Cost of net revenues - products	$829	59%	$1,127	50%	(26)%
Cost of net revenues - services	$329	23%	$868	38%	(62)%
Gross profit	$249	18%	$271	12%	(8)%
Operating expenses	$1,078	77%	$1,116	49%	(3)%
Loss from operations	$(829)	(59)%	$(845)	(37)%	(2)%
Net loss	$(1,374)	(98)%	$(1,161)	(51)%	(18)%

Revenues

Revenues for the three months ended March 31, 2021 were $1.4 million compared to $2.3 million for the comparable period in the prior year. This decrease of $0.9 million is primarily associated with timing of orders which were based on shipment and acceptance dates and as a result were recorded in April 2021.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2021 was $1.2 million compared to $2 million for the prior year period. This decrease of $0.8 million was primarily associated with timing of orders which were based on shipment and acceptance dates and as a result were recorded in April 2021.

The gross profit margin for the three months ended March 31, 2021 was 18% compared to 12% during the three months ended March 31, 2020. This increase in gross margin is primarily due to gains on settlement of liabilities in the current year offset by certain federal and local government sales in the prior year that drove margins down

Operating Expenses

Operating expenses for the three months ended March 31, 2021 were $1.1 million compared to $1.1 million for the prior year period. This is a relatively stable cost structure and will increase as new contracts are added throughout the year. Compensation costs, occupancy costs and travel costs have remained relatively stable year over year.

Loss from Operations

Loss from operations for the three months ended March 31, 2021 was $829 thousand compared to $845 thousand for the prior year period. The efficiencies and cost reductions in prior periods have allowed us not to increase the Company’s costs and losses.

Provision for Income Taxes

There was no provision for income taxes for the three months ended March 31, 2021 and 2020. Deferred tax assets resulting from such losses would be fully reserved as of March 31, 2021 and 2020 since, at present, we have no history of taxable income and it is more likely than not those such assets will not be realized.

Net Loss

Net loss for the three months ended March 31, 2021 was $1.4 million compared to $1.2 million for the prior year period. This increase in loss of $0.2 million was attributable to the changes described for the various reporting captions discussed above.

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

Adjusted EBITDA for the three months ended March 31, 2021 was a loss of $0.8 million compared to a loss of $0.6 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex, which is our GAAP operating performance measure, to Adjusted EBITDA for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Net loss	$(1,374)	$(1,161)
Adjustments:
Gain on settlement of obligations	(33)	-
Interest expense	546	327
Depreciation and amortization	109	186
Adjusted EBITDA	$(752)	$(648)

We rely on Adjusted EBITDA, which is a non-GAAP financial measure for the following:

●	to review and assess the operating performance of our Company as permitted by ASC Topic 280, Segment Reporting;

●	to compare our current operating results with corresponding periods and with the operating results of other companies in our industry;

●	as a basis for allocating resources to various projects;

●	as a measure to evaluate potential economic outcomes of acquisitions, operational alternatives and strategic decisions; and

●	to evaluate internally the performance of our personnel.

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

The proceeds received and interest and legal costs accrued, in accordance with the Related Party Note as of March 31, 2021 was $9,088,176.

On April 14, 2021, to satisfy the Inpixon Debt (in the amount of $9,088,176 as of the date) in full, the Company entered into (i) a securities settlement agreement with Inpixon under which the Company agreed to issue Inpixon 12,972,189 shares of Common Stock, and (ii) a right to shares letter agreement through which the Company granted to Inpixon rights to the further issuance of 3,000,000 shares of Common Stock at no cost, in whole or in part, from time-to-time. The Right to Shares Letter Agreement includes a beneficial ownership limitation that states that in no event shall Inpixon be issued that number of shares which would result in Inpixon’s beneficial ownership exceeding 9.99%.

See Note 8 – Subsequent Events, regarding merger and discussion of conversion of its debt to equity.

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

During the three months ended March 31, 2021 the Company issued 84,267 shares of common stock for the settlement of approximately $19,000 on its short-term debt.

Prior to March 31, 2021, the Company entered into discussions and a definite agreement to convert its outstanding debt and interest for the common stock of the Company. The balance outstanding as of March 31, 2021 is $870,413. See Note 8 – Subsequent Events, regarding merger and discussion of conversion of its debt to equity.

Wells Fargo N.A. SBA -Payroll Protection program

On May 7, 2020, Sysorex, Inc. was granted a loan (the “Loan”) from Wells Fargo, N.A. in the principal amount of $349,693, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020.

The Loan, which was in the form of a Note dated May 3, 2020 issued by the Company (the “Note”), matures on May 3, 2022 and bears interest at a rate of 1.0% per annum, payable monthly commencing on November 1, 2020. The Note may be prepaid by the Company at any time prior to maturity without payment of any premium. Funds from the Loan may only be used to retain workers and maintain payroll or make mortgage payments, lease payments and utility payments. The Company intends to use the entire Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. See Note 8 Subsequent Events, regarding notice approval for forgiveness of the debt on April 2, 2021.

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

As of March 31, 2021, there is no outstanding balance due to SouthStar.

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

The Promissory Note balance outstanding as of March 31, 2021 is $3,623,250. See Note 8 – Subsequent Events, regarding merger and discussion of conversion of its debt to equity.

Related Party - Quantum Lexicon Promissory Note Payable

On March 11, 2021, the Company and Quantum Lexicon, LLC (the “Lender”) entered into a Commercial Loan Agreement and related transaction documents (“Term Loan”) dated as of March 11, 2021 providing for the issuance of a Secured Promissory Note in the principal amount of $125,000 (the “Note”). The Note is secured pursuant to a Pledge Agreement dated as of March 11, 2021 (the “Pledge Agreement”) by a pledge of the Company’s common stock equal to three hundred percent (300%) of the principal amount and accrued interest outstanding from time to time under the Note, which may be issued under certain conditions (“Events of Default”). The Company has set aside 625,000 shares (the “Set-aside Shares”) of Common Stock for issuance to the Lender upon uncured Events of Default. The Term Loan matures in ninety (90) days and bears interest at the rate of one percent (1%) per month. The Company may prepay principal and accrued interest at any time without penalty. The Lender funded the Term Loan on March 15, 2021. Additional costs in excess of the $125,000 were funded in March 2021 and recorded as payable to Quantum Lexicon.

The balance outstanding as of March 31, 2021 is $200,645.

First Choice Promissory Note Payable

On March 19, 2021, the Company, Systat and First Choice International Company, Inc. (“Lender”) entered into a Letter Agreement (“Letter Agreement”), providing for the advance payment by the Lender of $2,000,000 (“Advance”) to Systat on behalf of the Company. In consideration of the Advance, Systat agreed it would (a) enter into a Securities Settlement Agreement (“SSA”) with the Company for the cancellation of three promissory notes owed (or to be owed) by the Company in the aggregate principal amount of $3,300,000 (“Notes One - Three”) to Systat; and (b) assign a fourth note dated June 30, 2020, in the principal amount of $3,000,000 (“Fourth Note”) to Lender to be held as collateral pending repayment by the Company of the Advance as further set forth below. In further consideration of the Advance, under the terms of an SSA (a form SSA is attached to the Letter Agreement), Systat has agreed that upon the Company’s issuance of shares of the Company’s restricted common stock to Systat in full satisfaction of the $3,300,000 in promissory notes and accrued interest owed to Systat, all indebtedness owed to Systat pursuant to Notes One - Three (specifically excluding the debt arising from the Fourth Note) will be fully extinguished and cancelled. The number of shares to be issued will be determined at a later date. The Company and the Lender are continuing to negotiate the terms of a loan agreement providing for repayment by the Company of the Advance as well as the terms of a SSA to be entered into between the Lender and the Company whereby the Lender will cancel the Fourth Note on substantially similar terms as will be negotiated between the Company and Systat for Notes One-Three.

The Promissory Note balance outstanding as of March 31, 2021 is $5,000,000, which includes the $3,000,000 Fourth Note and the $2,000,000 First Choice Note.

Liquidity and Capital Resources as of March 31, 2021

Our capital resources and operating results as of and through March 31, 2021, consist of:

1)	an overall working capital deficit of $12.8 million;

2)	certain large orders from customers paying earlier than 30-day terms

3)	net cash used in operating activities for the year-to date of $2.1 million.

4)	some vendors starting to provide net-30-day terms

The breakdown of our overall working capital deficit is as follows (in thousands):

Working Capital	Assets	Liabilities	Net

Accounts receivable and other receivables, net / accounts payable and accrued liabilities	335	8,620	(8,285)
Other	2,388	6,876	(4,488)
Total	$2,723	$15,496	$(12,773)

Accounts payable and accrued liabilities exceed the accounts receivable by $8.3 million. These deficits are expected to be funded by our anticipated cash flow from operations and financing activities, as described below, over the next twelve months.

Net cash used in operating activities during the three months ended March 31, 2021 of $125 thousand consists of net loss of $1.4 million plus non-cash adjustments of $1.1 million thousand and net cash used in changes in operating assets and liabilities of $145 thousand. We expect net cash from operations to increase during the remainder of 2021, as a result of, the following:

1)	We continue to keep our operational costs low in 2021.

2)	We are working with our key distributors and financing partners to address our credit limitation issues. We believe revenues during the three months ended March 31, 2021 and the year ended December 31, 2020 could have been higher but were negatively impacted by our inability to timely process orders due to past due amounts and credit limitations with various vendors. See Note 8- Subsequent events for discussion on the merger as of April 14, 2021, which will eliminate significant amounts of our debt, reduce our stockholder’s deficit and ultimately allow us to obtain better pricing from our vendors. We also expect to relieve some of these issues by continuing to grow our services revenue.

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

Based on future debt and /or equity offerings, projected revenues, the revolving credit facility that the Company entered into in order to continue to finance purchase orders and invoices following the Spin-off and the $10 million related party note from Inpixon, credit limitation improvements resulting or anticipated to result from negotiated vendor settlement arrangements have occurred. There are, however, no guarantees that these sources will be sufficient to provide the capital necessary to fund the Company’s operations during the next twelve months, therefore, the Company does intend to seek other sources of capital to supplement and strengthen its financial position under financing structures that are available to it. We expect as a result of the merger as note in Note 8- Subsequent events, we will have the ability to negotiate better terms and pricing with our vendors.

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

Liquidity and Capital Resources – SouthStar

See the discussion above in the section titled “Indebtedness of the Company” for information concerning this loan. As of March 31, 2021, there was no principal amount outstanding under the Loan Agreement.

Liquidity and Capital Resources Inpixon Note

On April 14, 2021, to satisfy the Inpixon Debt in full, the Company entered into (i) a Securities Settlement Agreement with Inpixon under which the Company agreed to issue Inpixon 12,972,189 shares of Common Stock, and (ii) a Right to Shares Letter Agreement through which the Company granted to Inpixon rights to the further issuance of 3,000,000 shares of Common Stock at no cost, in whole or in part, from time-to-time. The Right to Shares Letter Agreement includes a beneficial ownership limitation that states that in no event shall Inpixon be issued that number of shares which would result in Inpixon’s beneficial ownership exceeding 9.99%.

Liquidity and Capital Resources – Systat Note

On April 14, 2021, the Company entered into a Securities Settlement Agreement with Systat under which the Company agreed to issue Systat 6,367,750 shares of Common Stock in full satisfaction of the Systat Debt in accordance with the terms and conditions of the Systat Securities Settlement Agreement.

Liquidity and Capital Resources – Chicago Venture

On April 14, 2021, the Company entered into an Exchange Agreement with CVP (the “CVP Exchange Agreement”) under which the Company agreed to issue CVP 1,530,149 shares of Common Stock in exchange for the cancellation of the CVP Debt in accordance with the terms and conditions of the CVP Exchange Agreement.

Liquidity and Capital Resources – Related Party - Quantum Lexicon Note

See the discussion above in the section titled “Indebtedness of the Company” for information concerning this loan. As of March 31, 2021, the principal amount outstanding was $200,645.

Liquidity and Capital Resources – First Choice Note

On April 14, 2021, the Company entered into a Securities Settlement Agreement and Right to Shares Letter Agreement with First Choice International Company, Inc. (“First Choice”), through which the Company granted to First Choice rights to the issuance of 5,272,407 shares of Common Stock at no cost, in whole or in part, from time-to-time. The Right to Shares Letter Agreement includes a beneficial ownership limitation that states that in no event shall First Choice’s beneficial ownership exceed 9.99%. The background regarding the Securities Settlement Agreement was previously disclosed in the Company’s Current Report on Form 8-K/A filed with the SEC on April 6, 2021.

Liquidity and Capital Resources as of March 31, 2021 Compared to March 31, 2020

The Company’s net cash flows used in operating, investing and financing activities for the three months ended March 31, 2021 and 2020 and certain balances as of the end of those periods are as follows (in thousands):

	For the Three Months Ended March 31,
(thousands, except per share data)	2021	2020
Net cash used in operating activities	$(2,125)	$(576)

Net cash (used) provided by financing activities	1,993	548

Net decrease in cash	$(132)	$(28)

	March 31, 2021	December 31, 2020

Cash	$35	$167
Working capital deficit	$(12,773)	$(9,121)

Operating Activities:

Net cash used in operating activities during the three months ended March 31, 2021 was 125 thousand. Net cash used in operating activities during the three months ended March 31, 2019 was $576 thousand. Net cash used in operating activities during the three months ended March 31, 2021 consisted of the following (in thousands):

Net loss	$(1,374)
Non-cash income and expenses	145
Net change in operating assets and liabilities	(896)
Net cash used in operating activities	$(2,125)

The non-cash income and expenses of $145,000 consisted primarily of (in thousands):

$33	Gain on settlement of liabilities
3	Accrued issuable equity
109	Amortization of intangibles and right of use assets

$145	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities total $399 thousand and consisted primarily of the following (in thousands):

$1,850	Decrease in accounts receivable and other receivables
(1,971)	Increase in prepaid assets
(728)	Decrease in accounts payable and accrued liabilities
(27)	Payments on lease liabilities
(20)	Increase in deferred revenue
$(896)	Net change in operating assets and liabilities

Financing Activities:

Net cash provided by financing activities during the three months ended March 31, 2021 was approximately $2.0 million. Net cash provided by financing activities during the three months ended March 31, 2020 was approximately $548 thousand. The net cash provided by financing activities during the three months ended March 31, 2021 was primarily comprised of advances from Inpixon on a related party note from Inpixon, proceeds from Quantum Lexicon and First Choice financings, payments on a revolving line of credit with SouthStar.

Going Concern and Management Plans

Our condensed consolidated financial statements as of March 31, 2021 have been prepared under the assumption that we will continue as a going concern for the next twelve months from the date the financial statements are issued. Footnote 1 to the notes to our financial statements as of March 31, 2021 include language referring to our recurring and continuing losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to obtain additional equity or debt financing, attain further operating efficiency, reduce expenditures, and, ultimately, to generate sufficient levels of revenue, which together represent the principal conditions that raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements as of March 31, 2021 do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Other than disclosed development of the legal proceedings herein, we are currently not involved in any litigation that we believe could have a materially adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our company’s or our company’s subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. From time to time, we may become involved legal proceedings, lawsuits, claims and regulations in the ordinary course of our business.

VMS Lawsuit

On October 20, 2020, VMS Software, Inc. (“VMS”) filed suit against us in the United States District Court for the District of Massachusetts Eastern Division, Case # # 1:20-CV-11895-WGY. In its complaint, VMS alleged that the Company has failed to make payments to VMS in the amount of $652,255 (plus interest of 8% from June 28, 2019) pursuant to a written settlement agreement. We filed an Answer to the Complaint and VMS filed a motion for judgment on the pleadings based on the admission that no payments have been made under the settlement agreement.

On April 6, 2021, the Company entered a definitive settlement agreement (the “Settlement”) with VMS, whereby (i) the Company paid to VMS, seventy-five thousand dollars ($75,000.00); (ii) the Company is required to make four (4) additional periodic payments to VMS, commencing thirty (30) days from the effective date of the Settlement (the “Effective Date”), each in the amount of one hundred sixty-five thousand sixty-eight dollars and fifty cents ($165,068.50); (iii) if VMS receives from the Company payments totaling six hundred twenty-five thousand dollars ($625,000.00) within forty-five (45) days from the Effective Date, VMS will accept such six hundred twenty-five thousand dollars ($625,000.00) as full satisfaction of the Company’s payment obligations under the Settlement; (iv) if VMS receives from the Company payments totaling six hundred fifty thousand dollars ($650,000.00) within sixty (60) days from the Effective Date, VMS will accept such six hundred fifty thousand dollars ($650,000.00) as full satisfaction of Company’s payment obligations under the Settlement; (v) if, within ninety-one (91) days of VMS’s receipt of any of the Company’s payments pursuant to its obligations in paragraph 1 of the Settlement, the Company commences, or a third party commences against the Company, any case, proceeding, or other action under the United States Bankruptcy Code, 11 U.S.C. § 101 et seq, which is not dismissed within thirty (30) days, then VMS’s release of the Company contained in paragraph 2 of the Settlement shall be null, void, and of no force or effect, and the Parties shall be returned to the position they were in prior to execution of this Agreement, except that VMS may retain any payment made to it by the Company, crediting same against those sums claimed by VMS. In connection with the Settlement, on April 14, 2021, the Company and the Lender entered into a commercial loan agreement, secured promissory note, and stock pledge agreement (“Loan Documents”) whereby the Lender has provided an immediate loan of $278,368.50 to the Company (the “Loan”) in consideration of a promissory note secured with a pledge of that number of shares of the Company’s common stock equal to three hundred percent (300%) of the Loan inclusive of the outstanding balance of the settlement entered into by and between the Company and VMS, for a reserved amount of 2,631,708 shares of Common Stock.

As of May 17, 2021, $384,932 was paid, in full satisfaction of the Company’s obligations of the Settlement.

Item 1A. Risk Factors

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by these risks. Except as disclosed below, there have been no material changes to the risk factors listed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Related to our Software Business

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

We have a history of operating losses and working capital deficiency. We have incurred recurring net losses of approximately $1.4 million and $1.2 million for the three months ended March 31, 2021 and 2020, respectively. We had a working capital deficiency of approximately $12.8 million and $9.1 million as of March 31, 2021 and December 31, 2020, respectively. These circumstances raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included elsewhere in this Form 10-Q are issued. Implementation of our plans and our ability to continue as a going concern will depend upon attaining and maintaining profitable operations and raising additional capital as needed, but there can be no assurance that we will be able to raise any further financing.

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

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $5.8 million as of March 31, 2021, which is approximately 331% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation.

We are a holding company whose subsidiaries are given certain degree of independence and our failure to integrate our subsidiaries may adversely affect our financial condition.

We have given our subsidiary companies and their executives a certain degree of independence in decision-making. On the one hand, this independence may increase the sense of ownership at all levels, on the other hand it has also increased the difficulty of the integration of operation and management, which has resulted in increased difficulty of management integration. In the event we are not able to successfully manage our subsidiaries this will result in operating difficulties and have a negative impact on our business.

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

Date: May 17, 2021	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono Chief Financial Officer (Principal Financial Officer, Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 8, 2021, by and among Sysorex, Inc., TTM Acquisition Corp., and TTM Digital Assets & Technologies, Inc.	8-K	000-55924	10.1	April 14, 2021

3.1.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018

3.1.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019

3.2.1	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018

3.2.2	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018

4.1	Secured Promissory Note, dated as of December 31, 2018.	8-K	000-55924	4.1	December 31, 2018

4.2	PPP Loan Forgiveness Letter, dated as of April 2, 2021					X

10.1	Commercial Loan Agreement and Promissory Note, dated as of March 31, 2021 by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.1	April 06, 2021

10.2	Stock Pledge Agreement, dated as of March 31, 2021 by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.2	April 06, 2021

10.3	Settlement Agreement by and between Sysorex, Inc. and VMS Software, Inc. dated as of April 6, 2021.	8-K	000-55924	10.1	April 12, 2021

10.4	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	000-55924	10.2

10.5	Right to Shares Letter Agreement dated April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K/A	000-55924	10.3

10.6	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and Systat Software, Inc.	8-K	000-55924	10.4

10.7	Exchange Agreement dated April 14, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.5

10.8	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.6

10.9	Right to Shares Letter Agreement dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.7

10.10	Amendment No. 1 to Trademark License Agreement by and between Sysorex, Inc. Sysorex Government Services, Inc., and Sysorex Consulting, Inc., dated April 14, 2021.	8-K	000-55924	10.8

10.11	Consulting Agreement dated April 14, 2021 by and between Sysorex, Inc. and Nadir Ali.	8-K	000-55924	10.9

10.12	Form of Securities Subscription Agreement dated April 14, 2021.	8-K	000-55924	10.10

10.13	Registration Rights Agreement dated April 14, 2021 by and among Sysorex, Inc. and the parties to the Securities Subscription Agreement and certain other parties.	8-K	000-55924	10.11

10.14	Commercial Loan Agreement and related documents dated April 14, 2021 by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.12

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021				X

32.1#	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2#	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instant Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.