Form 10-Q/A
period 2021-03-31
Sysorex, Inc.
filed 2021-05-18
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 (the “Amendment”) of Sysorex, Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 17, 2021 (the “Original Filing”). The Company is filing this Amendment to provide the Section 302 certification from its principal financial officer as Exhibit 31.2, which was inadvertently omitted from the Original Filing, and to update the exhibit index to include such exhibit.

No other changes have been made to the Original Filing. This Amendment does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the Original Filing. Other than as described above, the Original Filing has been restated in its entirety herein.

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

Date: May 18, 2021	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono Chief Financial Officer (Principal Financial Officer, Authorized Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 8, 2021, by and among Sysorex, Inc., TTM Acquisition Corp., and TTM Digital Assets & Technologies, Inc.	8-K	000-55924	10.1	April 14, 2021

3.1.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018

3.1.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019

3.2.1	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018

3.2.2	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018

4.1	Secured Promissory Note, dated as of December 31, 2018.	8-K	000-55924	4.1	December 31, 2018

4.2	PPP Loan Forgiveness Letter, dated as of April 2, 2021					X

10.1	Commercial Loan Agreement and Promissory Note, dated as of March 31, 2021 by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.1	April 06, 2021

10.2	Stock Pledge Agreement, dated as of March 31, 2021 by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.2	April 06, 2021

10.3	Settlement Agreement by and between Sysorex, Inc. and VMS Software, Inc. dated as of April 6, 2021.	8-K	000-55924	10.1	April 12, 2021

10.4	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	000-55924	10.2

10.5	Right to Shares Letter Agreement dated April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K/A	000-55924	10.3

10.6	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and Systat Software, Inc.	8-K	000-55924	10.4

10.7	Exchange Agreement dated April 14, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.5

10.8	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.6

10.9	Right to Shares Letter Agreement dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.7

10.10	Amendment No. 1 to Trademark License Agreement by and between Sysorex, Inc. Sysorex Government Services, Inc., and Sysorex Consulting, Inc., dated April 14, 2021.	8-K	000-55924	10.8

10.11	Consulting Agreement dated April 14, 2021 by and between Sysorex, Inc. and Nadir Ali.	8-K	000-55924	10.9

10.12	Form of Securities Subscription Agreement dated April 14, 2021.	8-K	000-55924	10.10

10.13	Registration Rights Agreement dated April 14, 2021 by and among Sysorex, Inc. and the parties to the Securities Subscription Agreement and certain other parties.	8-K	000-55924	10.11

10.14	Commercial Loan Agreement and related documents dated April 14, 2021 by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.12

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021				X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021				X

32.1#	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

32.2#	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

101.INS	XBRL Instant Document				X

101.SCH	XBRL Taxonomy Extension Schema Document				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

#	As contemplated by SEC Release No. 33-8212, these exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the SEC and are not incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in such filings.