Form 10-Q
period 2021-06-30
Sysorex, Inc.
filed 2021-08-16
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021, there was 144,088,212 shares of the Registrant’s Common Stock, $0.00001 par value per share, outstanding.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with the acquisition of the new businesses line;

●	the effect of COVID-19, closure of offices and site location(s); on our ability to service our customers resulting in less revenues;

●	our limited cash and our history of losses;

●	our ability to achieve profitability;

●	customer demand for solutions we offer;

●	the impact of competitive or alternative products, technologies, and pricing;

●	general economic conditions and events and the impact they may have on us, on our customers, and on our potential customers;

●	a security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems;

●	general cryptocurrency risks;

●	technological changes and developments in the blockchain and cryptocurrencies;

●	risks related to changes of rules and regulations in connection with cryptocurrencies in general and Ethereum in particular;

●	risks related to Ethereum’s transition from “proof-of-work” to “proof-of-stake” model that may render mining activities within Ethereum blockchain obsolete;

●	risks related to the geographical locations of our mining facilities;

●	competition for blockchain platforms and technologies;

●	our ability to obtain adequate financing in the future;

ii

●	our ability to continue as a going concern;

●	our ability to complete strategic transactions, which may include acquisitions, mergers, dispositions, joint ventures, or investments;

●	lawsuits and other claims by third parties;

●	our success at managing the risks involved in the foregoing items; and

●	other risks and uncertainties set forth in this Quarterly Report on Form 10-Q or the Company’s periodic filings in the section entitled “Risk Factors,” which is incorporated herein by reference.

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

Unless otherwise stated or the context otherwise requires, the terms “Sysorex,” “we,” “us,” “our,” and the “Company” refer collectively to Sysorex, Inc. and its subsidiaries, TTM Digital Assets & Technologies, Inc. (“TTM Digital”) and Sysorex Government Services, Inc. (“SGS”).

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

The results for the period ended June 30, 2021, are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 8-K/A filed with the SEC on June 24, 2021.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands of dollars, except number of shares and par value data)

(Unaudited)

	As of	As of
	June 30,	December 31,
	2021	2020
Assets

Current Assets
Cash and cash equivalents	$99	$67
Digital assets	105	24
Accounts receivable, net	491	-
Related party receivables	-	17
Prepaid expenses and other current assets	1,093	-

Total Current Assets	1,788	108

Mining equipment, net	13,781	1,272
Intangible assets, net	2,839	-
Goodwill	1,634	-
Investment in Up North Hosting, LLC	688	644
Other assets	33	-

Total Assets	$20,763	$2,024

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$6,986	$7
Accrued liabilities	1,517	117
Short-term debt, related parties	2,226	75
Deferred revenue	562	-

Total Current Liabilities	11,291	199

Long Term Liabilities

Other liabilities	36	-

Total Liabilities	11,327	199

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 143,588,591 shares issued as of June 30, 2021, and 66,431,920 shares issued as of December 31, 2020, 143,513,212 shares outstanding as of June 30, 2021, and 66,431,920 shares outstanding as of December 31, 2020, respectively	1	-
Treasury stock, at cost, 75,379 shares as of June 30, 2021, and 0 shares as of December 31, 2020, respectively	-	-
Subscription receivable	-	(100)
Additional paid-in-capital	34,103	2,060
Accumulated Deficit	(24,668)	(135)
Total Stockholders’ Equity	9,436	1,825
Total Liabilities and Stockholders’ Equity	$20,763	$2,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Mining income	$4,234	$274	$6,251	$554
Product revenue	1,599	-	1,599	-
Services revenue	413	-	413	-
Total Revenues	6,246	274	8,263	554

Operating costs and expenses
Mining cost	344	104	475	215
Product cost	1,391	-	1,391	-
Services cost	242	-	242	-
Sales and marketing	301	6	301	7
General and administrative	4,307	4	4,364	4
Management Fees	-	16	321	33
Depreciation	1,345	198	1,545	406
Amortization of intangibles	121	-	121	-
Total Operating Costs and Expenses	8,051	328	8,760	665

Loss from Operations	(1,805)	(54)	(497)	(111)

Other Income (Expenses)
Merger charges	(22,004)	-	(22,004)	-
Debt Restructuring fee	(2,000)	-	(2,000)	-
Interest expense	(29)	-	(29)	-
Realized gain on sale of digital assets	1	8	88	14
Gain/(loss) on disposal of assets	-	11	(7)	14
Other expense, net	(25)	-	(28)	-

Total Other Income (Expense)	(24,057)	19	(23,980)	28

Loss before Income taxes and loss in equity method investee	(25,862)	(35)	(24,477)	(83)

Income tax benefit	179	-	-	-

Loss before Income in equity method investee	(25,683)	(35)	(24,477)	(83)

Share of net loss of equity method investee	(60)	(3)	(56)	-

Net Loss	$(25,743)	$(38)	$(24,533)	$(83)
Net Loss per share - basic and diluted	$(0.168)	$(0.001)	$(0.208)	$(0.001)
Weighted Average Shares Outstanding - basic and diluted	153,096,881	69,720,300	118,068,397	69,720,300

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2021, and June 30, 2020

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Total

Balance – December 31, 2019	55,776,240	$-	-	$-	$2,671	$(100)	$(587)	$1,984

Distributions to shareholders	-	-	-	-	(152)	-	-	(152)

Net Loss	-	-	-	-	-	-	(45)	(45)

Balance – March 31, 2020	55,776,240	-	-	-	2,519	(100)	(632)	1,787

Distributions to shareholders	-	-	-	-	(149)	-	-	(149)
Net Loss	-	-	-	-	-	-	(38)	(38)

Balance – June 30, 2020	55,776,240	$-	-	$-	$2,370	$(100)	$(670)	$1,600

Balance – December 31, 2020	66,431,920	-	-	-	$2,060	$(100)	$(135)	1,825

Distributions to shareholders	-	-	-	-	(1,521)	-	-	(1,521)
Payment of subscription receivable	-	-	-	-	-	100	-	100

Exercise of Moon Manager warrants	14,607,980	-	-	-	-	-	-	-

Net Income	-	-	-	-	-	-	1,210	1,210

Balance – March 31, 2021	81,039,900	-	-	-	539	-	1,075	1,614

Shares issued for:
Mining equipment	35,588,548	-	-	-	12,000	-	-	12,000
Sysorex recapitalization	25,985,633	-	-	-	19,401	-	-	19,401
TTM digital/Sysorex merger	494,311	1	75,379	-	280	-	-	281
Professional services	404,820	-	-	-	1,883	-	-	1,883
Net Loss	-	-	-	-	-	-	(25,743)	(25,743)

Balance – June 30, 2021	143,513,212	$1	75,379	$-	$34,103	-	$(24,668)	$9,436

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(24,533)	(83)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,666	406
(Gain)/ loss on sale of mining equipment	7	(14)
Realized gain on sale of digital assets	(88)	(14)
Equity in earnings of equity method investment	56	(1)
Change in fair value of accrued issuable equity	27	-
Issuance of shares in exchange for services	1,883	-
Merger Charges	22,004	-
Debt Restructuring expense	2,000	-
Changes in assets and liabilities:
Digital assets	(5,864)	(519)
Related party receivable	17	(14)
Prepaid assets and other current assets	167	-
Accounts receivables and other current assets	4,182	(3)
Accounts payable	(2,938)	3
Accrued liabilities	285	(56)

Net cash used in operating activities	(1,129)	(295)

Cash Flows from Investing Activities
Proceeds from sale of digital assets	3,331	231
Reverse acquisition of Sysorex business	28	-
Purchase of mining equipment	(50)	(18)
Proceeds from sale of mining equipment	47	79
Distributions received from Up North Hosting	-	12
Investments in Up North	(100)	5

Net cash provided by investing activities	3,256	309

Cash Flows from Financing Activities
Repayment of loans	(2,195)	(30)
Payment of subscription receivable	100	-

Net cash used in financing activities	(2,095)	(30)

Net increase (decrease) in cash and cash equivalents	32	(16)

Cash and cash equivalents at beginning of period	67	34

Cash and cash equivalents at end of period	$99	$18

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$126	$-
Income taxes	-	-

Supplemental disclosure of noncash investing and financing activities:

Sysorex recapitalization	$19,401	$-
Payments of short-term borrowing with digital assets	1,019	-
Distribution of digital assets to stockholders’	1,521	301
Equipment acquired in exchange for equity	12,000	-
Equipment acquired through lease purchase arrangement	2,130	-
Settlement of loan with mining equipment	75	-

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature and description of Business

Description of Business

Sysorex, Inc. is a digital asset technology company primarily focused on Ethereum mining and the Ethereum blockchain. The Company has two wholly owned subsidiaries: TTM Digital Assets& Technologies, Inc. (“TTM Digital”) and Sysorex Government Services, Inc. (“SGS”). Following the Company’s Merger with TTM Digital, the Company shifted its primary business focus to the mining of Ethereum and opportunities related to the Ethereum blockchain. In addition to the mining of Ethereum, the Company continues to operate its wholly owned subsidiary, SGS, a business that provides information technology products, solutions, and services to federal, state, and local government, including system integrators. In the future, the Company plans to explore potential strategies to leverage the Ethereum blockchain and distributed ledger technology to SGS’s business opportunities. The Company is headquartered in Virginia.

Note 2 — Going Concern

As of June 30, 2021, the Company had an approximate cash balance of $0.1 million, working capital deficit of approximately $9.5 million, and an accumulated deficit of approximately $24.7 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

Funding our operations on a go-forward basis will rely significantly on the Company’s ability to continue to mine cryptocurrency and the spot or market price of the cryptocurrency mined. The Company expects to generate ongoing revenues from the mining of cryptocurrencies, primarily Ethereum currency rewards, in its mining facilities. The Company’s ability to liquidate Ethereum currency rewards if needed at future values will be evaluated from time to time to generate cash for operations. Generating Ethereum currency rewards which exceed our production and overhead costs will determine the Company’s ability to report profit margins related to such mining operations. If the Company is unable to generate sufficient revenue from Ethereum mining when needed or secure additional sources of funding, it may be necessary to significantly reduce the current rate of spending or explore other strategic alternatives.

Note 3 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and six-month periods ended June 30, 2021, is not necessarily indicative of the results to be expected for the year ending December 31, 2021. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 8-K/A filed with the SEC on June 24, 2021.

TTM Digital Reverse Merger and Sysorex Recapitalization

On April 8, 2021, the Company, TTM Digital, and TTM Acquisition Corp., a Nevada corporation, a wholly owned subsidiary of Sysorex (“MergerSub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the parties agreed that Sysorex would acquire TTM Digital by way of a reverse triangular merger, subject to certain closing conditions (the “Merger”). On April 14, 2021 (the “Effective Time”), the closing conditions delineated in the Merger Agreement were satisfied and the Merger closed. At the Effective Time, the MergerSub was merged with and into TTM Digital with TTM Digital surviving the Merger.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Merger Agreement, the shareholders of TTM Digital received a right to receive an aggregate of 124,218,268 shares of Sysorex common stock, $0.00001 par value per share (the “Merger Shares”) in exchange for their shares of TTM Digital. Simultaneously, upon the issuance of the Merger Shares to the TTM Digital shareholders, Sysorex was issued all of the authorized capital of TTM Digital and TTM Digital became a wholly owned subsidiary of Sysorex (together the “Combined Company”). The Merger resulted in a change of control, with the shareholders of TTM Digital receiving that number of Merger Shares equal to approximately eighty percent (80%) of the outstanding shares of capital stock of Sysorex including the effect of the Sysorex Recapitalization as discussed in TTM Digital Reverse Merger and Sysorex Recapitalization. Due to the TTM Digital shareholders acquiring a controlling interest in Sysorex after the merger, the transaction was accounted for as a reverse acquisition for accounting purposes, with TTM Digital being the accounting acquirer and reporting entity. Therefore, the historical amounts presented prior to the Merger are those of TTM Digital. The Merger is accounted for under the acquisition method of accounting applied to Sysorex as the accounting acquiree under the guidance of ASC 805 Business Combinations (“ASC 805”). In accordance with acquisition method guidance under ASC 805, the purchase consideration was $0.3 million.

As discussed in Note 4 Segment Reporting after the completion of the Merger the Company reports two segments (“TTM Digital” and “Sysorex Government Services”) which are also defined as reporting units for impairment assessment purposes.

The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred income taxes, intangibles, and goodwill are subject to change. The Company expects the purchase price allocation to be finalized in 2021.

In the purchase price allocation of the fair value of assets acquired and liabilities assumed, the Company has recognized an excess of net liabilities assumed over the determined fair value of the Sysorex Government Services Reporting Unit. The excess of the purchase price over the net liabilities assumed was allocated to goodwill in the amount of $1.6 million based upon the underlying value of the Sysorex Government Services Reporting Unit with any additional excess determined to be a separate transaction from the business combination attributable to acquisition-related costs for the benefit of the TTM Digital shareholders in achieving liquidity for their shares as publicly traded instruments. These costs were determined to not have future economic benefits or synergies to the Combined Company operations and were expensed as of the Effective Time under the caption “Merger Charges” in the accompanying Condensed consolidated statement of operations.

Subsequent to the Merger Agreement the majority of the Sysorex debt, certain liabilities classified as current and a forward consulting contract with a former member Sysorex board of director’s (the “Debt Items”) aggregating $19.4 million were converted to 34,097,255 Sysorex shares when fully issued (the “Sysorex Recapitalization”). 25,985,633 shares were immediately issued, a prefunded warrant was issued for 5,111,622 shares and the right to receive 3,000,000 shares of Sysorex stock at a future date at the option of the holder subject to certain events. As a result of the Debt Items not having original contractual conversion features the holders of the Debt Items are not classified as owners of Sysorex in the Merger and the Sysorex Recapitalization is accounted for as a separate transaction occurring immediately following the Merger under the guidance of ASC 805. Under the Exchange Agreement executed with each debt holder, the Debt Items were converted at a contractual conversion rate of $0.569 per share (the “Conversion Price”). As a part of the Sysorex Recapitalization, the Company recognized $2.0 million in debt restructuring fees expense and a prepaid consulting contract of $0.7 million in the condensed consolidated statement of operations and balance sheet for the period ended June 30, 2021, respectively.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of the identified assets acquired and liabilities assumed at the Merger date, the effect of the Sysorex Recapitalization on the assets acquired and liabilities assumed, and the net assets acquired and liabilities assumed for the aggregate of the reverse acquisition and Merger Charges and Sysorex Recapitalization separate transactions:

(In thousands of dollars)	Reverse Acquisition Fair Value	Sysorex Recapitalization Fair Value	Aggregate Fair Value

Cash	$28	$-	$28
Accounts receivable	4,673	-	4,673
Prepaid assets and other current assets	2,551	(1,289)	1,262
Property and equipment	7	-	7
Goodwill	1,634	-	1,634
Customer Relationships Intangible	1,900	-	1,900
Tradename Intangible	1,060	-	1,060
Other assets	29	-	29
Accounts payable	(10,437)	519	(9,918)
Accrued liabilities	(2,722)	1,589	(1,133)
Deferred revenue	(590)	-	(590)
Short term debt	(7,136)	3,871	(3,265)
Long term debt	(12,711)	12,711	-
Other liabilities	(9)	-	(9)

Fair value allocated to net assets / (liabilities)	$(21,723)	$17,401	$(4,322)

Fair value of consideration and recapitalization equity	$281	$19,401	$19,682
Merger charges	(22,004)	-	(22,004)
Debt restructuring fees	-	(2,000)	(2,000)

Net Sysorex equity and charges to income (loss)	$(21,723)	$17,401	$(4,322)

For the three and six months ended June 30, 2021, the Company incurred approximately $3.1 million of acquisition related costs that are included in general and administrative expenses in the accompanying condensed consolidated statement of operations. From the acquisition date to June 30, 2021, revenues and operating loss for the accounting acquiree Sysorex were approximately$2.0 million and $0.5 million (excluding the acquisition related costs, merger charges and debt restructuring fees described above), respectively. See Note 5- Segment Reporting.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Information

The following unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the reverse merger and Sysorex Recapitalization been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods. The revenue and net loss of the reverse merger accounting acquiree for the three and six months ended June 30, 2021, included in the consolidated statement of operations amounted to approximately $2.0 million and $0.9 million, respectively:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Total Revenues	$10,513	$2,604	$13,937	$5,150

Net Income (Loss)	406	(943)	535	(1,905)

Net Income (Loss) per share - basic and diluted	0.003	(0.014)	0.005	(0.027)

Weighted Average Shares Outstanding - basic and diluted	153,096,881	69,720,300	118,068,397	69,720,300

Supplemental Pro forma Information (a)

Merger charges	22,004	-	22,004	-
Restructuring fee	2,000	-	2,000	-
Transaction costs - Accounting acquirer and acquiree	3,093	-	3,093	-

Total Nonrecurring Pro forma Adjustments	27,097	-	27,097	-

(a) Supplemental Pro forma Information consists of material, nonrecurring pro forma adjustments directly attributable to the reverse acquisition and Sysorex Recapitalization

Impact of COVID-19

COVID-19 continues to impact businesses and the federal and local government – the workforce in general. With the continued spread of COVID-19 variants, such as the Delta variant, restrictions are slowly coming back into the workforce and new mandates are being contemplated. Many labor intensive or services companies are lacking the workforce required to perform their operations. This continues to cause delays for our customers due to lack of resources to manufacture products, integrate systems, perform maintenance and make deliveries. This is coupled with the fact that many federal and local government locations continue to keep receiving docks closed, denied access to facilities for site surveys, installations or maintenance. The Company is flexible with our workforce and allowing remote work and requiring vaccinations prior to return to the office. The Company continues to operate and adjust our expectations between our suppliers, service providers and our federal and local government customers.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements have been prepared using the accounting records of Sysorex, TTM and SGS. All material inter-company balances and transactions have been eliminated in consolidation.

The Company’s wholly owned subsidiary, TTM has a 50% interest in Up North Hosting, LLC (“UNH”), which is accounted for as an equity method investment and is not consolidated. See Note 1 and 6 for additional information around UNH.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	Revenue recognition

●	Fair value of digital assets

●	Expected useful lives and valuation of assets

●	Business combinations and reverse merger accounting

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash. The Company’s cash is deposited with commercial banks in the United States but exceeds federally insured limits from time to time. The recorded carrying amount of cash and cash equivalents approximates their fair value. The Company uses an Exchange to store and trade its digital assets. If demand for crypto assets decline the Exchange could be negatively impacted.

Mining Equipment

Mining Equipment is stated at cost. Depreciation is computed using the straight-line method regardless of the category of asset. The Company has determined that the useful life of graphics processing units (“GPUs”) is 3-years and remaining mining equipment (primarily chassis, power supply units, computer memory, motherboards, risers, and fans) is depreciated over the estimated useful life of 5-years.

Expenditures for repairs and maintenance are charged to expense as incurred. Upon disposition, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in the statement of operations.

The rate at which the Company generates digital assets and, therefore, consumes the economic benefits of its transaction verification servers are influenced by several factors including the following:

-	the complexity of the transaction verification process which is driven by the algorithms contained within the Ethereum open-source software;

-	the general availability of appropriate computer processing capacity on a global basis (commonly referred to in the industry as hashing capacity which is measured in Terahash units); and

-	technological obsolescence reflecting rapid development in the transaction verification server industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs. i.e., the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and a lower cost of purchase.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives of specialized equipment. Management will review this estimate quarterly and will revise such estimates as and when data comes available.

To the extent that any of the assumptions underlying management’s estimate of useful life of its mining equipment are subject to revision in a future reporting period either because of changes in circumstances or through the availability of greater quantities of data then the estimated useful life could change and have a prospective impact on depreciation expense and the carrying amounts of these assets.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including mining equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. The carrying amount is considered not recoverable if the sum of the undiscounted cash flows to be generated from the use and eventual disposition of the asset group is less than the carrying amount of the asset group. If the carrying amount exceeds the undiscounted cash flows, then the carrying amount is compared to the fair value and an impairment loss is recorded for the difference between the fair value and the carrying amount. No impairment charges were identified during the periods ended June 30, 2021, or June 30, 2020.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Mining Revenue

TTM Digital has entered into mining pools with the operators to provide computing power to the mining pool. The Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less transaction fees to the mining pool operator) for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of such computing power is the only performance obligation in the Company’s contracts with mining pool operators The transaction consideration the Company receives, if any, is non-cash consideration. The transaction price of the Company’s share of the cryptocurrency award is measured at fair value on the date received, which is not materially different than the fair value at the time the Company has earned the award from the mining pool. The consideration is all variable under the definition within ASC 606. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the Company successfully places a block and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the digital asset award received is determined using the quoted price of the related digital asset at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could impact the Company’s consolidated financial position and results from operations.

Hardware and Software Revenue Recognition

SGS is a primary resale channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers and wholesale distributors.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

License and Maintenance Services Revenue Recognition

SGS provides a customized design and configuration solution for its customers and in this capacity resells hardware, software and other IT equipment license and maintenance services in exchange for fixed fees. The Company selects the vendors and sells the products and services, including maintenance services, that best fit the customer’s needs. For sales of maintenance services and warranties, the customer obtains control at the point in time that the services to be provided by a third-party vendor are purchased by the customer and therefore the Company’s performance obligation to provide the overall systems solution is satisfied at that time. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer-approved invoice.

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

Professional Services Revenue Recognition

SGS’s professional services include fixed fee contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended June 30, 2021, SGS did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of $0.6 million as of June 30, 2021.

Accounts Receivable, net

Account receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for doubtful accounts was $.05 million as of June 30, 2021.

Equity Method Investments

Equity method investments are equity securities in entities the Company does not control but over which it can exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments- Equity Method and Joint Ventures. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss.

Digital Assets

Digital assets (predominantly Ethereum) are included in current assets in the accompanying consolidated balance sheets. The classification of digital assets as a current asset has been made after the Company’s consideration of the consistent daily trading volume on cryptocurrency exchange markets, there are no limitations or restrictions on Company’s ability to sell Ethereum, and the pattern of actual sales of Ethereum by the Company. Digital assets purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed above.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. No impairment was determined to have existed at the quarter-end periods reported herein.

The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting. The Company recognized realized gains through the sale and disbursement of digital assets during the three and six months ended June 30, 2021, of $0.001 million and $0.09 million, respectively. For the three and six months ended June 30, 2020, the Company recognized realized gains of $0.01 million and $0.008 million, respectively.

Fair Value

The Company accounts for digital assets and other operating assets under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, and accounts payable, approximate fair value due to the short-term nature of these instruments. The Company determined the fair value of digital assets earned during the periods ended June 30, 2021, and 2020 by using quoted prices in active markets. The Company evaluates all accessible active markets and then selects the market which they determine to be the principal market. Fair value is determined by the USD spot at the time digital assets are earned. Digital assets mined by the Company are classified within Level II of the fair value hierarchy.

Income Taxes

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing Deferred tax assets (“DTAs”). Based on this evaluation as of June 30, 2021, a valuation allowance of $6.4 million has been recorded through acquisition accounting to recognize only the portion of the DTA that is more likely than not to be realized. Additionally, the Company has not booked an income tax benefit for the current period pretax loss of $24.5 million. This is the primary reason the effective income tax rate differs from the statutory rate of 21 percent. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company is currently in the process of evaluating the current NOL as a result of the merger

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three- and six-month periods ended June 30, 2021, and 2020, respectively, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

The Company includes potentially issuable shares in the Weighted-average common shares – basic that include warrants and other agreements that are exercisable for little or no consideration without substantive contingencies and others once any contingencies relative to the issuance of the shares is resolved.

Computations of basic and diluted weighted average common shares outstanding were as follows for the periods reported:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Weighted-average common shares outstanding	110,063,554	55,776,240	139,087,196	55,776,240

Weighted-average potential common shares considered outstanding	8,004,843	13,944,060	14,009,685	13,944,060

Weighted-average common shares outstanding - basic	118,068,397	69,720,300	153,096,881	69,720,300

Dilutive effect of options, warrants and restricted stock units	-	-	-	-

Weighted-average common shares outstanding - diluted	118,068,397	69,720,300	153,096,881	69,720,300

Options and restricted stock units excluded from the computation of diluted loss per share because the effect of inclusion would be anti-dilutive	-	-	-	-

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Standards

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies income tax accounting in various areas including, but not limited to, the accounting for hybrid tax regimes, tax implications related to business combinations, and interim period accounting for enacted changes in tax law, along with some codification improvements. ASU 2019-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Certain changes in the standard require retrospective or modified retrospective adoption, while other changes must be adopted prospectively. The Company implemented ASU 2019-12 and it did not have a material impact on our consolidated financial statements.

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

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The ASU amends and clarifies certain interactions between the guidance under Topic 321, Topic 323 and Topic 815, by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in the ASU should be applied on a prospective basis. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period for which financial statements have not yet been issued. The new standard has not had a material impact on the consolidated financial statements or disclosures.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

Note 5 — Segment Reporting

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is the chief financial officer who reviews financial information presented at the subsidiary level for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute two operating segments and two reportable segments.

The following tables reflect the results of continuing operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is primarily based on revenue and gross profit. These results are used, in part, by the chief operating decision maker, both in evaluating the performance of, and in allocating resources to, each of the segments. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of the revenue, cost of revenue for our subsidiary segments for the six and three months ended June 30, 2021 (in thousands):

For the three months ended June 30, 2021
	TTM Digital	Sysorex Government Services	Consolidated
Revenues
Products Revenue	$-	$1,599	$1,599
Services Revenue	-	413	413
Mining Income	4,234	-	4,234
Total Revenues	$4,234	$2,012	$6,246

Product Cost	$-	$1,391	$1,391
Services Cost	-	242	242
Mining Cost	344	-	344
Other Operating Expenses	$4,837	$1,237	$6,074

Operating Income (Loss)	$(948)	$(857)	$(1,805)

For the six months ended June 30, 2021
	TTM Digital	Sysorex Government Services	Consolidated
Revenues
Products Revenue	$-	$1,599	$1,599
Services Revenue	-	413	413
Mining Income	6,251	-	6,251
Total Revenues	$6,251	$2,012	$8,263

Product Cost	$-	$1,391	$1,391
Services Cost	-	242	242
Mining Cost	475	-	475
Other Operating expenses	$5,415	$1,237	$6,652

Operating Income (Loss)	$360	$(857)	$(497)

Total Segment Assets	$14,715	$6,048	$20,763

Note 6 — Mining Equipment, net

Mining equipment, net, was comprised of the following at (in thousands of dollars):

	Balance as of
	June 30,	December 31,
	2021	2020
Gross Mining Equipment:
Mining Equipment (non-GPUs)	$1,158	$554
GPUs	15,542	2,167

Accumulated Depreciation
Mining Equipment (non-GPUs)	(283)	(242)
GPUs	(2,636)	(1,207)

Mining Equipment, net	$13,781	$1,272

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

An Ethereum mining server consists of multiple commodity Graphics Processing Units (GPUs) and ancillary components such as chassis, CPU, motherboard, and power supply. The GPUs are solely responsible for the compute power to generate the cryptographic hashes for mining, while the other components act to support the system. Depreciation expense was approximately $1.5 million during the six months ended June 30, 2021, and $1.3 million for the three months ended June 30, 2021. Depreciation expense was approximately $0.4 million during the six months ended June 30, 2020, and $0.2 million for the three months ended June 30, 2020.

The Company (TTM Digital) purchased approximately 4,500 GPUs with specialized Cryptocurrency Mining Processors through execution of an Asset Contribution and Exchange Agreement and a Purchase Order for a lease to buy financing arrangement which total $2.2 million over 180 days subject to acceleration based on the completion of certain corporate events. The Company issued 35,588,548 shares of common stock at the merger. The assets and equity were exchanged in April 2021 prior to the reverse merger with Sysorex, Inc. See Subsequent event Note 10 for settlement of the obligation.

Note 7 — Equity Method Investment

The Up North Hosting balance sheet was as follows as of June 30, 2021, and December 31, 2020 (in thousands of dollars):

	June 30,	December 31,
	2021	2020

Current assets	$241	$171
Non-current assets	1,211	1,247
Total assets	$1,452	$1,418

Current liabilities	127	131
Total liabilities	127	131

Members’ equity	1,327	1,177
Retained Earnings (Deficit)	(2)	110
Total Members’ Equity	1,325	1,287

Total Liabilities and Members’ Equity	$1,452	$1,418

As of June 30, 2021, and December 31, 2020, Up North Hosting’s assets and liabilities were primarily comprised of fixed assets and short-term accrued liabilities as reflected on the consolidated balance sheet.

Fixed assets, net, which are owned by Up North Hosting, were comprised of the following (in thousands of dollars):

	June 30,	December 31,
	2021	2020
Building	$513	$513
Electrical Infrastructure Assets	525	525
Machinery & Equipment Assets	34	30
Mechanical (HVAC) Assets	271	271
Server and Network Assets	50	50
Gross value	1,393	1,389

Accumulated depreciation	(217)	(177)
Property, plant, and equipment, net	$1,176	$1,212

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Up North Hosting statement of operations for the six and three months ended June 30, 2021, and 2020 was as follows (in thousands of dollars):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues	$247	$228	$494	$710
Cost of revenues, excluding depreciation	198	193	399	349
Selling, general, and administrative	164	60	230	380
Other (Income)/Expense	4	(20)	(24)	(20)
Net Income (loss)	(119)	(5)	(111)	1

Net Income (loss) attributable to TTM	$(60)	$(3)	$(56)	$-

The Company’s main cost of revenues relates to the hosting and electricity expenses used to power the Datacenter and the hosted equipment.

Note 8 — Intangible Assets

Intangible assets as of June 30, 2021, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade name	$1,060	$(22)	$1,038
Customer Relationships	1,900	(99)	1,801
Total intangible assets	$2,960	$(121)	$2,839

Calendar Years ending December 31,	Amount
Remaining 2021	287
2022	573
2023	573
2024	573
2025	266
Thereafter	567
Total	$2,839

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

The following table sets forth the percentages of sales derived by SGS from those customers that accounted for at least 10% of sales during the six and three months ended June 30, 2021. (in thousands of dollars):

	For the period April 15, 2021, through June 30, 2021
	$	%
Customer A	1,254	49%
Customer B	492	19%
Customer C	302	12%

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021, Customer A and Customer B represented approximately 56% and 12% of total accounts receivable. In addition, one additional customer represented 31% of accounts receivable.

For the six and three months ended June 30, 2021, four SGS vendors represented approximately 53%, 35%, 28% and 11% of total purchases for SGS products. Purchases from these vendors during the six and three months ended June 30, 2021, were $0.9 million, $0.6 million, $0.4 million and $0.2 million, respectively.

Mining equipment purchased from one TTM vendor during the six months ended June 30, 2021, was $14.2 million. Of the $14.2 million, in consideration exchanged $12 million was paid in Common Stock of the Company and the balance of $2.2 million was settled through payment in digital assets.

Geographic and Technology Concentration

The Company had geographic concentration risk with mining operations being exclusively carried out within New York in the first Quarter 2021 and throughout 2020, while the Company has added geographic diversity during April 2021 using a colocation datacenter in North Carolina. Any legislation that restricts or bans the mining of proof-of-work related digital asset mining in New York State would have a negative impact on the Company’s ability to operate and generate revenues.

Further, the Company had concentrated exposure to the Ethereum blockchain infrastructure through its mining operations during the periods presented. There is a possibility of digital asset mining algorithms transitioning to proof-of-stake validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business and our ability to generate revenues. When and if Ethereum switches to proof-of stake the Company’s GPUs will no longer be able to mine Ethereum. Additionally, on August 5, 2021, the London Hard Fork protocol went into effect which includes changes in Ethereum’s handling of transaction fees. These changes could have an impact on the Company’s revenue stream.

Note 10 — Debt, related parties

Debt as of June 30, 2021, and December 31, 2020, consisted of the following (in thousands):

	As of June 30,	As of December 31,
	2021	2020
Short-Term Debt
Loan from shareholder	$-	$75
First Choice Promissory Note Payable (A)	1,070	-
CoreWeave Inc. Purchase order – GH Hardware (B)	1,156	-
Total Short-Term Debt	$2,226	$75

(A) First Choice Promissory Note Payable

On March 19, 2021, the Company, Systat and First Choice International Company, Inc. (“Lender”) entered into a Letter Agreement (“Letter Agreement”), providing for the advance payment by the Lender of $2.0 million (“Advance”) to Systat on behalf of the Company.

Please see Note 15 Subsequent Events, regarding satisfaction and repayment of the debt in full on July 8, 2021.

(B) CoreWeave, Inc. Purchase Order- GH Hardware

The Company acquired 1,344 GPU data mining equipment with 125 gigahash of computing power in a lease to buy arrangement with a stated contract price per gigahash. The Company agreed to total payments of $2.2 million over 180 days subject to acceleration based on the completion of certain corporate events. Revenue generated by operation of the equipment from April 1, 2021, shall be credited against the purchase price until payment of the balance of the purchase price. The Company has determined that the fair value of the installment payments is $2.13 million and will record $0.07 million in financing interest costs for the aggregate $2.2 million in total payments. The Company recognized approximately $0.04 million of such interest expense during the three and six months ended June 30, 2021.

Please see Note 15 Subsequent Events, regarding satisfaction and repayment of the debt in full on July 21, 2021.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Digital Assets

The following table presents the roll forward of digital asset activity during the periods ended:

	Six months ended June 30,
	2021	2020
Opening Balance	$24	$25
Revenue from mining	6,252	554
Purchase of mining equipment with digital assets	(1,019)	-
Mining pool operating fees	(66)	(2)
Management fees	(322)	(33)
Owners distributions	(1,521)	(301)
Proceeds from sale of digital assets	(3,331)	(230)
Realized gain on sale of digital assets	88	14
Ending Balance	$105	$26

	Three months ended June 30,
	2021	2020
Opening Balance	$14	$20
Revenue from mining	4,234	274
Purchases of Mining equipment with digital assets	(1,019)	-
Mining pool operating fees	(45)	-
Management fees	-	(17)
Owners’ distributions	-	(149)
Proceeds from sale of digital assets	(3,080)	(110)
Realized gain on sale of digital assets	1	8
Ending Balance	$105	$26

Note 12- Equity

As discussed in Note 2 Basis of Presentation the Company completed a reverse merger of Sysorex and TTM Digital with TTM Digital being the accounting acquirer and reporting entity. In a reverse merger the capital accounts of the reporting entity (TTM Digital) are restated to reflect the legal capital structure of the legal acquirer (Sysorex). As a result, the share data of the reporting entity has been retroactively restated for all periods presented to the equivalent share values of Sysorex for the capital transaction activity of TTM Digital, as if the reverse merger occurred on January 1, 2020. The share data of the reporting entity has been retroactively stated for all periods presented to the equivalent share values of Sysorex. The Company is authorized to issue 500,000,000 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value. The holders of the Company’s common stock are entitled to one vote per share. As of June 30, 2021, 500,000,000 common stock shares were authorized; 143,588,591 shares were issued, and 143,513,212 shares were outstanding. No preferred stock has been designated or issued.

As of December 31, 2019, the Company had 55,776,240 shares outstanding. During the quarter ended September 30, 2020, the Company issued 10,655,680 shares. As of December 31, 2020, the Company had 66,431,290 shares outstanding.

During the quarter ended March 31, 2021, the Company issued to Moon Manager LLC, 14,607,980 shares and issued the rights to an additional 2,000,000 shares.

Effective on April 1, 2021, TTM Digital entered into an Asset Contribution and Exchange Agreement (Mining Equipment) to acquire approximately 4,500 GPUs with CoreWeave. In connection with the Contribution and Exchange Agreement, TTM Digital issued equity representing 28.65% of the pre-merger equity outstanding for TTM Digital. In settlement of the Contribution and Exchange Agreement the Company issued 35,588,548 shares valued at $12 million.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On April 14, 2021, the reverse merger of Sysorex and TTM Digital closed. As a result of the reverse merger, the Company recognized the 494,311 shares outstanding of the existing Sysorex Shareholders and the 75,379 shares of Treasury stock of Sysorex that are part of the legal capital structure. The Company recorded $0.03 million as purchase consideration on the recognition of the existing Sysorex Shareholders share by the reporting entity.

As discussed in Note 2, the majority of the Sysorex debt, certain liabilities classified as current and a forward consulting contract with a former Sysorex Board Member (the “Debt Items”) aggregating $19.4 million were converted to 34,097,255 Sysorex shares when fully issued (the “Sysorex Recapitalization”). 25,985,633 shares were immediately issued, prefunded rights were exchanged from an investor’s issued shares for 5,111,622 shares and the right to receive 3,000,000 shares of Sysorex stock at a future date at the option of the holder subject to certain events.

During the three months ended June 30, 2021, the Company additionally issued an aggregate of 404,820 shares, comprised of 339,820 pre-merger shares for corporate advisory expertise and consulting services to be provided in relation to the Merger at a value of $1.9 million, and 65,000 shares in exchange for consulting and legal services at a value of $0.04 million.

Note 13 — Commitments and Contingencies

Contractual Commitments

The Company agreed to hosting arrangements whereby each month, the Company is to pay approximately $0.045 million per month as per the hosting facilities services order and the services agreement for the operation and management of the machines. In addition, the Company entered into a separate services arrangement whereby at a minimum, $0.035 million per month is charged for personnel per the Master Services Agreement. In excess of 525 hours from provider, there are hourly charges. It is not expected that the fee is greater than $35,000 per month. In total, the Company is contractually obligated to pay approximately $0.085 million per month.

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 14- Related Party Transactions

Effective April 1, 2021, the Company entered a variety of contracts with CoreWeave, Inc. (“CoreWeave”).

Asset Contribution and Exchange Agreement

On April 1, 2021, CoreWeave contributed 3,130 GPU of data mining equipment with 150 gigahash of computing power to the Company in exchange for an equity interest representing 28.65% of the outstanding pre-merger equity of TTM Digital prior to the merger transaction with Sysorex for a total value of approximately $12 million. As a result of the merger, and in consideration for the 28.65% ownership of TTM Digital. CoreWeave was issued 35,588,548 shares of Sysorex common stock at the merger.

Lease to Buy Purchase Order

The Company acquired 1,344 GPU data mining equipment with 125 gigahash of computing power in a lease to buy arrangement. The Company agreed to total payments of $2.2 million over 180 days subject to acceleration based on the completion of certain corporate events. Revenue generated by operation of the equipment from April 1, 2021, shall be credited against the purchase price until payment of the balance of the purchase price. The Company has determined that the fair value of the installment payments is $2.1 million and will record $0.07 million in financing interest costs for the aggregate $2.2 million in installment payments. The Company recognized approximately $0.046 million of such interest expense during the three and six months ended June 30, 2021. See Note 10 Debt, related parties for the outstanding obligation as of June 30, 2021.

Hosting Facilities Services Order

The Hosting Facility Services Order (the “Hosting Contract”) provided for the provision of hosting facility space and services by CoreWeave. The services are paid for in advance of the service month and the initial term of the hosting services is through June 30, 2022 and renews automatically for successive one year renewal terms unless either party terminates within sixty days of the expiration of the then current term. At the signing of the Hosting Contract an estimated 382 data mining rigs were covered at an estimated monthly cost of approximately $21,556 ($0.2 million per year). The Company recorded $0.06 million in hosting costs for the six months ended June 30, 2021.

Services Agreement

The initial term of the Services Agreement runs from April 1, 2021, through June 30, 2022, and automatically renews thereafter for successive one (1)-year terms unless either party provides written notice to the other of nonrenewal within sixty (60) days of the expiration of the then current Term. The initiation of the Services Agreement required a one-time payment of $0.1 million. The monthly base management fee was set to $20.00 per GPU-based Mining System (approximately $0.02 million per month), and $6.50 per ASIC-based Mining System. Base management fees are paid in arrears and due within fifteen (15) days of invoice receipt. If, during any calendar month of the Term, CoreWeave operates on average, more than 1,500 Mining Systems on behalf of the Company, the Base Management Fee with respect to the excess Mining Systems above 1,500 is discounted by Forty Percent (40%). The Company recorded $0.07 million in mining costs for the six months ended June 30, 2021.

Master Services Agreement

On April 29, 2021, the Company entered into a Master Services Agreement with CoreWeave to provide support to management relating to cryptocurrency expertise, marketing, and other operational matters for a three-month term. The compensation for these services is a fixed fee of $35,000 per 30-day period, which includes 175 hours per period. The Company recorded $0.07 million in service costs for the six months ended June 30, 2021.

First Choice International Company, Inc.

On March 19, 2021, the Company, Systat and First Choice International Company, Inc. (“First Choice”) entered into a Letter Agreement (“Letter Agreement”), providing for the advance payment by the Lender of $2 million (the “Advance”) to Systat on behalf of the Company. In consideration of the Advance, Systat agreed it would (a) enter into a Securities Settlement Agreement (“SSA”) with the Company for the exchange of three promissory notes owed by the Company to Systat in the aggregate principal amount of $3.3 million plus accrued interest (the “Exchanged Notes”) for equity of the Company in the Sysorex Recapitalization; and (b) assign an additional note dated June 30, 2020, in the principal amount of $3 million (the “Assigned First Choice Note”) to First Choice. First Choice further agreed to enter into a SSA to exchange the Assigned First Choice Note for equity in the Company in the Sysorex Recapitalization.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition, the Company obtained additional financing of approximately $278,000 from First Choice on April 14, 2021, immediately before the Merger execution through a Commercial Loan Agreement. As of the Merger the Company carried approximately $5,414,000 in debt owed to First Choice for the Advance, the Assigned First Choice Note, the Commercial Loan Agreement (collectively the “First Choice Notes”) and accrued interest on the First Choice Notes. In the Sysorex Recapitalization transaction the $3 million Assigned First Choice Note was exchanged for the right to 5,272,407 shares of Company stock. In payment for the debt, First Choice was compensated with 160,785 share of Company stock and 5,111,622 Prefunded Warrants with an exercise price of $.00001 per share.

During the quarter ended June 30, 2021, the Company paid $1.3 million to First Choice to reduce the amount of debt owed. As of June 30, 2021, the balance of the loans with First Choice were approximately $1 million. The Company made additional payments to First Choice in July 2021 and as noted in Note 15 Subsequent Events made a final payment on July 8, 2021, of approximately $1 million in full satisfaction of the First Choice obligations.

Bespoke Growth Partners, Inc.

On July 13, 2020, the Company executed an agreement with Bespoke Growth Partners, Inc. (“Bespoke”) for the provision of consulting services to Sysorex. Bespoke was compensated $25,000 for this consulting services agreement and amendments plus the issuance of 250,000 shares of Company stock.

On April 1, 2021, TTM Digital executed a consulting agreement with Bespoke which called for compensation equal to 4.5% of the outstanding pre-merger equity of TTM Digital. In payment for corporate advisory expertise and consulting services, Bespoke was compensated with 339,820 shares of Company Stock and 5,250,000 Prefunded Warrants with an exercise price of $.00001 per share. The compensation was valued at approximately $1.9 million and, recorded in General and Administrative expenses in the Condensed Consolidated Statements of Operations.

Note 15 — Subsequent Event

On July 7, 2021, the Company consummated the initial closing (the “Initial Closing”) of a private placement offering (the “Offering”) pursuant to the terms and conditions of that certain Securities Purchase Agreement, dated as of July 7, 2021 (the “Purchase Agreement”), between the Company and forty (40) accredited investors (the “Purchasers”). At the Initial Closing, the Company sold the Purchasers (i) 12.5% Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) in an aggregate principal amount of $9,990,000.00 and (ii) warrants (the “Warrants” and together with the Debentures, the “Underlying Securities”) to purchase up to 3,534,751 shares of common stock of the Company (the “Common Stock”), subject to adjustments provided by the Warrants, or units of Common Stock and Common Stock purchase warrants, which represents 100% warrant coverage. The Company received a total of $8,880,000 in gross proceeds at the Initial Offering, taking into account the 12.5% original issue discount, before deducting offering expenses and commissions. The maximum number of shares of Common Stock that may be issued through the conversion of the Debentures and the exercise of the Warrants as of July 7, 2021 (the “Original Issue Date”) is 7,069,502.

On July 8, 2021, the Company paid $979,883 to First Choice International Company, Inc., in full satisfaction of the Company’s promissory note obligation.

On July 20, 2021, the Board of Directors of the Company approved an amendment (the “Plan Amendment”) of the Company’s 2018 Equity Incentive Plan (as so amended, the “Plan”) to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 8,000,000 shares. The Plan Amendment became effective immediately.

On July 21, 2021, the Company paid $1,003,185 to CoreWeave, in full satisfaction of the remaining amount of the Company’s lease to buy mining equipment obligation.

On July 26, 2021, the Company and Mr. Wasserberg entered into an amendment to the employment agreement in connection with Mr. Wasserberg’s services as the Chief Executive Officer of the Company and President, Treasurer, and Secretary of its wholly owned subsidiary TTM on May 7, 2021, effective as of July 20, 2021 (the “Amendment”). The Amendment increases the total number of restricted shares of Common Stock issuable to Mr. Wasserberg pursuant to the Agreement to 1,000,000 and provides that the entirety of the shares will be issued pursuant to the Plan in accordance with the following vesting schedule: (i) 500,000 shares of Common Stock will be issued and vested as of July 20, 2021 and (ii) additional 500,000 shares of restricted Common Stock will be issued and vested on January 20, 2022, provided that such issuance and vesting will occur only if Mr. Wasserberg remains an employee of the Company and TTM as of such date.

On August 13, 2021, the Company consummated the second closing (the “Second Closing”) of a private placement offering pursuant to the terms and conditions of that certain Securities Purchase Agreement, dated as of July 7, 2021 (the “Purchase Agreement”), between the Company and thirty-nine (39) accredited investors (the “Purchasers”). At the Second Closing, the Company sold the Purchasers (i) 12.5% Original Issue Discount Senior Secured Convertible Debentures (the “Debentures”) in an aggregate principal amount of $3,976,875 and (ii) warrants (the “Warrants” and together with the Debentures, the “Underlying Securities”) to purchase up to 1,862,279 shares of Common Stock, subject to adjustments provided by the Warrants, or units of Common Stock and Common Stock purchase warrants, which represents 100% warrant coverage, for aggregate gross proceeds of $3,535,000, taking into account the 12.5% original issue discount, before deducting offering expenses and commissions. The maximum number of shares of Common Stock that may be issued through the conversion of the Debentures and the exercise of the Warrants of the Second Closing as of August 13, 2021, is 3,724,558.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the combined financial statements and the related notes included elsewhere in this Form 10-Q and with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2020, and 2019 and the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with SEC on March 31, 2021 and in conjunction with the Company’s 8-K/A filed with the SEC on June 24, 2021.

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

The historical financial statements we have included in this Form 10-Q may not reflect what our business, financial position or results of operations would have been had we been a publicly traded company during the periods presented or what our results of operations, financial position and cash flows will be in the future when we were a stand-alone company.

Overview of the Company’s Subsidiaries

TTM Digital

TTM Digital is a digital asset technology and mining company that owns and operates a large number of specialized cryptocurrency mining processors and is currently focused on Ethereum blockchain ecosystem. Following the Merger, the business of TTM Digital has become a primary business segment of the Company.

TTM Digital was originally formed as a Delaware limited liability company on June 28, 2017, under the name of TTM Ventures LLC. Thereafter, on March 30, 2021, it filed a certificate of conversion to a non-Delaware entity with the Secretary of State of the State of Delaware together with Articles of Conversion and Articles of Incorporation with the Secretary of State of the State of Nevada filed on the same date. As a result, of such conversion, TTM Digital has become a Nevada corporation under the name of “TTM Digital Assets & Technologies, Inc.”

Sysorex Government Services

SGS is a provider of information technology solutions from multiple vendors, including hardware products, software, services, including warranty and maintenance support, offered through our dedicated sales force, ecommerce channels, existing federal contracts and service team. Since our founding, we have served our customers by offering products and services from key industry vendors such as Aruba, Cisco, Dell, GETAC, Lenovo, Microsoft, Panasonic, Samsung, Symantec, VMware and others. We provide our customers with comprehensive solutions incorporating leading products and services across a variety of technology practices and platforms such as cyber, cloud, networking, security, and mobility. We utilize our professional services, consulting services and partners to develop and implement these solutions. Our sales and marketing efforts in collaboration with our vendor partners, allows us to reach multiple customer public sector segments including federal, state and local governments, as well as educational institutions.

The financial statements present the combined results of operations, financial condition, and cash flows of Sysorex and its subsidiaries. These financial statements were prepared on a combined basis because the operations were under common control. All intercompany accounts and transactions have been eliminated between the combined entities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the six-month period ended June 30, 2021, is not necessarily indicative of the results to be expected for the year ending December 31, 2021. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 8-K/A filed with the SEC on June 24, 2021.

Known Trends or Uncertainties

TTM Digital has an evolving business model which is subject to various uncertainties. As digital assets and blockchain technology become more widely utilized on a mass scale, we anticipate that the services and products associated with the technologies will continue to evolve. To successfully continue in the industry, our business model may need to evolve to reflect the trends of the industry. Over time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that we will be successful or that the future industry or business operation changes will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Management cannot provide any assurances that we will identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities to current or future competitors. As anticipated, any such circumstances could have a material adverse effect on our business, prospects, or operations. There is a possibility of digital asset mining algorithms transitioning to proof-of-stake validation and other mining-related risks, which could make us less competitive and ultimately adversely affect our business and our ability to generate revenues. When and if Ethereum switches to “proof-of-stake” our GPUs will no longer be able to mine Ethereum. TTM Digital will mine other coins with the GPUs. At that time, instead of mining with GPUs, the amount of Ethereum accumulated in our treasury will be used to staked to the network in the “proof-of-stake model” When you proof-of-stake, you earn rewards based on the amount of Ethereum you have. Further, TTM Digital is concentrated in operations to support the ‘Web 3.0’ movement of leveraging the decentralized blockchain protocol for processing financial transactions and ownership rights. Additionally, on August 5, 2021, the London Hard Fork protocol went into effect which includes changes in Ethereum’s handling of transaction fees. These changes could have an impact on the Company’s revenue stream.

SGS experiences variability in our net sales and operating results on a quarterly basis as a result of many factors. SGS experiences some seasonal trends in our sales of technology solutions to government and educational institutions. For example, the fiscal year-ends of U.S. Public Sector customers vary for those in the federal government space and those in the state and local government and educational institution (“SLED”) space. SGS generally see an increase in our second quarter sales related to customers in the U.S. SLED sector and in our third quarter sales related to customers in the federal government space as these customers close out their budgets for their fiscal year (June 30th and September 30th, respectively). SGS may also experience variability in our gross profit and gross profit margin as a result of changes in the various vendor programs we participate in and its effect on the amount of vendor consideration we receive from a particular vendor or their authorized distributor/wholesaler, may be impacted by a number of events outside of our control.

Material Changes

On April 8, 2021, the Company, TTM Digital, “MergerSub”, entered into the Merger Agreement. Under the terms of the Merger Agreement, the parties agreed that Sysorex would acquire TTM Digital by way of a reverse triangular merger, subject to certain closing conditions. On the Effective Time, the closing conditions delineated in the Merger Agreement were satisfied and the Merger closed. At the Effective Time, the MergerSub was merged with and into TTM Digital with TTM Digital surviving the Merger.

Under the terms of the Merger Agreement, the shareholders of TTM Digital received a right to receive an aggregate of 124,218,268 Merger Shares in exchange for their shares of TTM Digital. Simultaneously, upon the issuance of the Merger Shares to the TTM Digital shareholders, Sysorex was issued all of the authorized capital of TTM Digital and TTM Digital became a wholly owned subsidiary of Sysorex. The Merger resulted in a change of control, with the shareholders of TTM Digital receiving that number of Merger Shares equal to approximately eighty percent (80%) of the outstanding shares of capital stock of Sysorex including the effect of the Sysorex Recapitalization as discussed in TTM Digital Reverse Merger and Sysorex Recapitalization.

Effective on April 1, 2021, TTM Digital entered into an Asset Contribution and Exchange Agreement to acquire 3,130 GPUs, and thereafter a Purchase Order on April 1, 2021, for a lease-to-buy financing arrangement to acquire 1,344 GPUs with CoreWeave, with both CoreWeave agreements closing on or after April 1, 2021. In connection with the Contribution and Exchange Agreement, TTM Digital issued equity to the sellers representing 28.65% of the pre-merger equity outstanding for TTM Digital and agreed to installment payments of $2.2 million over 180 days subject to acceleration based on the completion of certain corporate events. Additionally, the parties entered a service agreement on the same date providing for installation and configuration, operation, and management of the mining systems of TTM Digital by CoreWeave. It includes the use of the management software to monitor, maintain, troubleshoot, and communicate with the hosting service providers as well as certain physical repairs. As part of the arrangement, the Company made an initial down payment of $100,000 which was applied to future invoices. The ongoing fee is determined based on the number of specific mining systems under the Service Agreement. Based on the number and type of units at the arrangement’s inception, monthly costs are expected to be $32,400. All third-party software costs associated with the Services and operation of the equipment will be passed through to the Company. The initial term of the agreement expires on June 30, 2022 and shall automatically renew thereafter for successive one (1)-year terms unless either party terminates within sixty days of the then current term.

Three Months Ended June 30, 2021, Compared to Three Months Ended June 30, 2020

Summary of Mining Result

The following table present the roll forward of digital asset activity during the respective periods:

	Three months ended June 30,
	2021	2020
Opening Balance	$14	$20
Revenue from mining	4,234	274
Purchases of Mining equipment with digital assets	(1,019)	-
Mining pool operating fees	(45)	-
Management fees	-	(17)
Owners’ distributions	-	(149)
Proceeds from sale of digital assets	(3,080)	(110)
Realized gain on sale of digital assets	1	8
Ending Balance	$105	$26

Revenues

Revenues for the three months ended June 30, 2021, and 2020 were $6.2 million and $0.3 million, respectively. TTM mining revenues for the three months ended June 30, 2021, and 2020, were approximately $4.2 million and $0.3 million, respectively. As disclosed in the notes to the financial statements, Note 2 - Basis of Presentation, the acquisition/merger was effective April 14, 2021 which resulted in SGS’s reporting period of April 15, 2021 through June 30, 2021. SGS revenues for the three months ended June 30, 2021, was approximately $2.0 million. . SGS revenues resulted from product sales to U.S. governmental agencies and local county governments. Revenues from mining are impacted significantly by volatility in cryptocurrency prices. For the three months ended June 30, 2021, and 2020, TTM mined 1,600 ETH and 1,300 ETH respectively, with approximately 9,000 GPUs and 5,000 per respective period. The average price of Ethereum mined in Q2 2021 was approximately $2,596 compared to approximately $204 in Q2 2020.

Mining, Product, and Service Costs

Mining, product, and service costs for the three months ended June 30, 2021, of approximately $1.9 million consisted of TTM’s direct production costs of mining operations were approximately $0.3 million, including utilities and fees, but excluding depreciation, which are separately stated and SGS’s cost primarily of product sales of approximately $1.6 million. Mining costs for the three months ended June 30, 2020, was approximately $0.1 million. TTM’s direct cost did not increase in a direct linear correlation with the increase in operational Gigahash capacity due to the increased efficiencies of the new and replacement equipment, in addition to the seasonality of power pricing.

Depreciation

Depreciation expense in the three months ended June 30, 2021, totaled approximately $1.3 million, compared to $0.2 million during the three months ended June 30, 2020. The increase in depreciation is primarily attributable to the CoreWeave assets acquired disclosed in the notes to the financial statements. The increased asset base of approximately $14.2 million resulted in increased depreciation year over year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) for the three months ended June 30, 2021, was $4.6 million, which were associated with non-employee compensation costs and professional fees incurred related to the acquisition. TTM Digital has minimal SG&A costs for the three months ended June 30, 2020, due to efforts to limit expenditures while expanding operational capacities.

Other Income and Expense

Other income and expense for the three months ended June 30, 2021, and 2020 were approximately $24.0 million and less than $0.2 million, respectively. SGS recorded approximately $22.0 million in merger charges and $2.0 million in debt restructuring fees for the six months ended June 30, 2021, related to the acquisition as disclosed in Note 2 Basis of Presentation to the financial statements.

Six Months Ended June 30, 2021, Compared to Six Months Ended June 30, 2020

Summary of Mining Result

The following table present the roll forward of digital asset activity during the respective periods:

	Six months ended June 30,
	2021	2020
Opening Balance	$24	$25
Revenue from mining	6,252	553
Purchase of mining equipment with digital assets	(1,019)	-
Mining pool operating fees	(66)	(2)
Management fees	(322)	(33)
Owners’ distributions	(1,521)	(301)
Proceeds from sale of digital assets	(3,331)	(230)
Realized gain on sale of digital assets	88	14
Ending Balance	$105	$26

Revenues

Revenues for the six months ended June 30, 2021, and 2020 were $8.3 million and $0.6 million, respectively. TTM mining revenues for the six months ended June 30, 2021, and 2020 were approximately $6.3 million and $0.6 million, respectively. As disclosed in the notes to the financial statements, Note 3 Basis of Presentation, the acquisition/merger was effective April 14, 2021 which resulted in SGS’s reporting period of April 15, 2021 through June 30, 2021. SGS revenues for the three months ended June 30, 2021, was approximately $2.0 million. SGS revenues resulted from product sales to U.S governmental agencies and local county governments. Revenues from mining are impacted significantly by volatility in cryptocurrency prices and as a result, revenues per Ethereum unit increased greatly year to year in addition to a 110% increase in Gigahash processing power in the quarter ended June 30, 2021. The average price of Ethereum mined in the first half of 2021 was approximately $2,071 compared to approximately $194 in the first half of 2020.

Mining, Product, and Service Costs

Mining, product, and service costs for the six months ended June 30, 2021, of approximately $2.1 million consisted of TTM’s direct production costs of mining operations of approximately $0.5 million, including utilities and fees, but excluding depreciation, which are separately stated and SGS’s cost primarily of product sales of approximately $1.6 million. TTM’s direct cost did not increase in a direct linear correlation with the increase in operational Gigahash capacity due to the increased efficiencies of the new and replacement equipment, in addition to the seasonality of power pricing.

Depreciation

Depreciation expense in the six months ended June 30, 2021, totaled approximately $1.5 million, compared to $0.4 million during the six months ended June 30, 2020. The increase in depreciation is primarily attributable to the CoreWeave assets acquired disclosed in the notes to the financial statements. The increased asset base of approximately $14.2 million resulted in increased depreciation year over year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) for the six months ended June 30, 2021, was $4.7 million, which were associated with non-employee compensation costs and professional fees incurred related to the acquisition. TTM Digital has minimal SG&A costs for the six months ended June 30, 2020, due to efforts to limit expenditures while expanding operational capacities.

Other Income and Expense

Other income and expense for the six months ended June 30, 2021, and 2020 were approximately $24.1 million and less than $0.1 million, respectively. SGS recorded approximately $22.0 million in merger charges and $2.0 million in debt restructuring fees for the period six months ended June 30, 2021, related to the acquisition as disclosed in Note 2 Basis of Presentation to the financial statements.

Liquidity and Capital Resources as of June 30, 2021

Going Concern

As of June 30, 2021, the Company had an approximate cash balance of $0.1 million, working capital deficit of approximately $9.5 million, and an accumulated deficit of approximately $24.7 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

Funding our operations on a go-forward basis will rely significantly on the Company’s ability to continue to mine cryptocurrency and the spot or market price of the cryptocurrency mined. The Company expects to generate ongoing revenues from the mining of cryptocurrencies, primarily Ethereum currency rewards, in its mining facilities. The Company’s ability to liquidate Ethereum currency rewards at future values will be evaluated from time to time to generate cash for operations. Generating Ethereum currency rewards which exceed our production and overhead costs will determine the Company’s ability to report profit margins related to such mining operations. If the Company is unable to generate sufficient revenue from Ethereum mining when needed or secure additional sources of funding, it may be necessary to significantly reduce the current rate of spending or explore other strategic alternatives.

Our capital resources and operating results as of and through June 30, 2021, consist of the:

1) An overall working capital deficit of $9.5 million,

2) Cash and cash equivalents of $0.1 million,

3) Net cash used in operating activities of $1.1 million,

4) Net cash provided by investing activities of $3.3 million, and

5) Net cash used in financing activities of $2.1 million.

Operating Activities

Net cash used in operating activities was $1.1 million during the six months ended June 30, 2021. Cash was consumed from continuing operations by the net loss of $24.5 million, plus non-cash and one-time items of $27.6 million, consisting primarily of merger charges of $22.0 million, non-employee compensation costs of $1.9 million, restructuring fees of $2.0 million, and depreciation of $1.5 million offset by, changes in assets and liabilities.

Net cash used in operating activities was $0.3 million during the six months ended June 30, 2020. Cash was consumed from the net loss of less than $0.1 million, plus non-cash items of $0.4 million, consisting of depreciation of $0.4 million, offset primarily by decreases in digital assets of $0.5 million.

Investing Activities:

Net cash provided by investing activities during the six months ended June 30, 2021, was approximately $3.3 million, primarily driven from proceeds from the sale of digital assets. Net cash provided by investing activities for the six months ended June 30, 2020, was approximately $0.3 million, also driven primarily from the proceeds from the sale of digital assets.

Financing Activities:

Net cash used in financing activities during the six months ended June 30, 2021, was approximately $2.1 million. Net cash provided by financing activities for the six months ended June 30, 2020, was less than $0.1 million. The net cash used in financing activities during the six months ended June 30, 2021, was from the repayment of loans and offset by the payment of a subscription receivable.

Liquidity and Capital Resources as of June 30, 2021, Compared to June 30, 2020

The Company’s net cash flow used in operating, investing and financing activities for the six months ended June 30, 2021, and 2020 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
(Thousands, except per share data)	2021	2020
Net cash used in operating activities	$(1,129)	$(295)
Net cash provided by investing activities	3,256	309
Net cash used in financing activities	(2,095)	(30)

Net (decrease) increase in cash	$32	$(16)

	June 30, 2021	December 31, 2020

Cash	$99	$67
Working capital (deficit)	$(9,503)	$(91)

Operating Activities:

Net cash used in operating activities during the six months ended June 30, 2021, and 2020, was $3.1 million and $0.3 million, respectively. Net cash used in operating activities during the six months ended June 30, 2021, consisted of the following (in thousands):

Net loss	$(24,533)
Non-cash income and expenses	27,555
Net change in operating assets and liabilities	(4,151)
Net cash used in operating activities	$(1,129)

The non-cash income and expenses of $27,555, consisted of (in thousands):

$1,545	Depreciation expense
121	Amortization of intangibles
2,000	Debt extinguishment fee
22,004	Merger charges
(88)	Realized gain on sale of digital assets
56	Equity in earnings of equity method investment
27	Change in fair value of accrued issuable equity
7	Loss on sale of mining equipment
1,883	Issuance of shares in exchange for services
$27,555	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities totaled $(4,151) and consisted of the following (in thousands):

$4,182	Decrease in accounts receivable and other receivables
167	Prepaid assets and other current assets
(2,938)	Decrease in accounts payable
285	Decrease in accrued liabilities and other payables
(5,864)	Decrease in digital assets
17	Related party receivable
$(4,151)	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash provided by investing activities during the six months ended June 30, 2021, was approximately $3.3 million, primarily driven from proceeds from the sale of digital assets. Net cash provided by financing activities for the six months ended June 30, 2020, was approximately $0.3 million, also driven from the proceeds from the sale of digital assets.

Financing Activities:

Net cash used in financing activities during the six months ended June 30, 2021, was approximately $2.1 million. Net cash used in financing activities for the six months ended June 30, 2020, was less than $0.1 million. The net cash used in financing activities during the six months ended June 30, 2021, was from the repayment of loans and offset by the payment of a subscription receivable.

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

Our significant accounting policies are discussed in Note 4 of the condensed consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Fair Value

TTM Digital’s accounts for digital assets and other operating assets under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 820, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, and accounts payable, approximate fair value due to the short-term nature of these instruments. The Company determined the fair value of digital assets earned during the periods ended June 30, 2021, and 2020 by using quoted prices in active markets. The Company evaluates all accessible active markets and then selects the market which they determine to be the principal market. Fair value is determined by the USD spot at the time digital assets are earned. Digital assets mined by the Company are classified within Level II of the fair value hierarchy.

Equity Method Investments

Equity method investments are equity securities in entities the Company does not control but over which it can exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments- Equity Method and Joint Ventures. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss.

Digital Assets

Digital assets, (predominantly Ethereum) are included in current assets in the accompanying consolidated balance sheets. The classification of digital assets as a current asset has been made after the Company’s consideration of the consistent daily trading volume on cryptocurrency exchange markets, there are no limitations or restrictions on Company’s ability to sell Ethereum, and the pattern of actual sales of Ethereum by the Company. Cryptocurrencies purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed above.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. No impairment was determined to have existed at the quarter-end periods reported herein.

The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting. The Company recognized realized gains through the sale and disbursement of digital assets during the three and six months ended June 30, 2021, of $0.001 million and $0.09 million, respectively. For the three and six months ended June 30, 2020, the Company recognized realized gains of $0.008 million and $0.01 million, respectively.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized:

●	Identification of the contract, or contracts, with a customer;

●	Identification of the performance obligations in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

TTM Digital has entered into mining pools with the operators to provide computing power to the mining pool. The Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less transaction fees to the mining pool operator) for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators The transaction consideration the Company receives, if any, is non-cash consideration. The transaction price of the Company’s share of the cryptocurrency award is measured at fair value on the date received, which is not materially different than the fair value at the time the Company has earned the award from the mining pool. The consideration is all variable under the definition within ASC 606. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the Company successfully places a block and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the digital asset award received is determined using the quoted price of the related digital asset at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could impact the Company’s consolidated financial position and results from operations.

Hardware and Software Revenue Recognition

SGS is a primary resale channel for a large group of vendors and suppliers, including original equipment manufacturers (“OEMs”), software publishers and wholesale distributors.

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

License and Maintenance Services Revenue Recognition

SGS provides a customized design and configuration solution for its customers and in this capacity resells hardware, software and other IT equipment license and maintenance services in exchange for fixed fees. The Company selects the vendors and sells the products and services, including maintenance services, that best fit the customer’s needs. For sales of maintenance services and warranties, the customer obtains control at the point in time that the services to be provided by a third-party vendor are purchased by the customer and therefore the Company’s performance obligation to provide the overall systems solution is satisfied at that time. The Company’s customers generally pay within 30 to 60 days from the receipt of a customer-approved invoice.

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

Professional Services Revenue Recognition

SGS’s professional services include fixed fee contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the six months ended June 30, 2021, SGS did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

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

Adjusted EBITDA for the three months ended June 30, 2021, was a gain of $2.9 million compared to a gain of $0.2 million for the prior year period. Adjusted EBITDA for the six months ended June 30, 2021, was a gain of $4.3 million compared to a gain of $0.3 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and six months ended June 30, 2021, and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(25,743)	$(38)	$(24,533)	$(83)
Interest expense	29	-	29	-
Income taxes	-	-	-	-
Depreciation and amortization	1,466	198	1,666	406
EBITDA	(24,248)	160	(22,838)	323
Adjustments:
Non-recurring one-time charges:
Merger charges	22,004	-	22,004	-
Debt Restructuring fee	2,000	-	2,000	-
Acquisition related costs – Accounting acquirer	2,884	-	2,884	-
Acquisition related costs – Accounting acquiree	209	-	209	-
Adjusted EBITDA	$2,849	$160	$4,259	$323

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	we believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non-cash items including stock based compensation, amortization of intangibles, change in the fair value of shares to be issued, impairment of goodwill and one time charges including gain/loss on the settlement of obligations, severance costs, provision for doubtful accounts, acquisition costs and the costs associated with public offerings;

●	we believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance; and

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

Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective. As a result of the Merger transaction, the Company is in the process of assessing and improving its internal control processes and expanding its financial operations and reporting infrastructure.

Changes in Internal Controls

Following the completion of the Merger, our management is still in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration. Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

No material developments relating to our legal proceedings during the quarterly period June 30, 2021, occurred, since the filing of our Quarterly report on form 10-Q for the period ended March 31, 2021, as amended (“First Quarterly Report”). Information regarding our legal proceedings included in Part II, item 1 of the First Quarterly Report is incorporated herein by reference.

There are no proceedings in which any of the directors, officers or affiliates of the Company, or any registered or beneficial holder of more than 5% of the Company’s voting securities, is an adverse party or has a material interest adverse to that of the Company.

Item 1A.	Risk Factors

RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K and in conjunction with the Company’s 8-K/A filed with the SEC on June 24, 2021, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our Common Stock could decline, and you could lose part or all your investment.

Risks Related to our Business

The ongoing coronavirus outbreak, and measures taken in response thereto, could continue to have a material adverse effect on our business, results of operations, and financial condition.

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

We are a holding company whose subsidiaries are given a certain degree of independence and our failure to integrate our subsidiaries may adversely affect our financial condition.

We have given our subsidiary companies and their executives a certain degree of independence in decision-making. On the one hand, this independence may increase the sense of ownership at all levels, on the other hand, it has also increased the difficulty of the integration of operation and management, which has resulted in increased difficulty of management integration. In the event we are not able to successfully manage our subsidiaries this will result in operating difficulties and have a negative impact on our business.

We are a relatively small company with limited staff and without an accounting department. Our limited staff and resources may affect our internal controls over financial reporting. Our failure to implement measures that will ensure adequate controls over our financial and other reporting processes could cause us to fail to meet our financial and other reporting obligations.

While we continue to evaluate and improve our internal controls following the Merger, we are a relatively small company with limited staff, particularly without an accounting department. The Company currently relies on the part-time services of third-party consultants to help us with our financial accounting, our reporting obligations, and our controls over financial processes and reporting.

Our limited accounting staff may not allow for effective internal controls over financial reporting due to the lack of adequate segregation of duties and insufficient secondary review of GAAP. Due to our current staffing limitations, we cannot be certain that the measures we implement in the future will ensure that we design, undertake, and maintain adequate controls over our financial processes and reporting. Any failure by us to hire and retain experienced accounting and financial reporting personnel, implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our reporting obligations.

Adverse judgments or settlements in legal proceedings could materially harm our business, financial condition, operating results and cash flows.

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $5.1 million as of June 30, 2021, which is approximately 285% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation.

Future issuances of our common stock pursuant to various existing instruments including the right to shares letter agreements and pre-funded warrants could result in additional significant dilution of the percentage ownership of our shareholders and could cause the price of our common stock to decline.

In the future, the Company will have an obligation to issue its common stock pursuant to various securities instruments entitling their holders to receive shares of the Company’s common stock, including but not limited to rights to shares letter agreements and pre-funded warrants. Although such instruments typically provide for the limitation of the percentage of the common stock of the respective beneficial owners, the holders of such instruments are expected to obtain shares of common stock from time-to-time or, in some instances, to direct the Company to issue the shares of common stock to designated third parties. As a result, our shareholders may be materially diluted, and the price of our common stock may decline.

All our assets are encumbered to secure the payment of secured convertible debentures that will require payments if not previously converted to Common Stock.

We encumbered all our assets to secure the payment of indebtedness and accrued interest due on secured convertible debentures required to be repaid by approximately July of 2022, subject to certain extensions, if not previously converted. In the event of default in repayment, our secured creditor could exercise its remedies, including the execution on all our assets, which would result in the termination of our activities. Unless we generate enough cash, we may not have sufficient funds to pay our debentures and other indebtedness when due. In such event, we might be required to sell our assets and properties to meet our obligations, or to seek an extension to our debentures, or alternative debt or equity financing. If full repayment, conversion, sale, extension, or refinancing is not obtained or consummated, we could default in our obligations.

Even if we are not in default of the debentures, the existence of these secured obligations and the terms of securities purchase agreement may impair our ability to obtain capital from external sources in certain manner.

Risks Related to Acquired Cryptocurrency Mining Business

Our inability to successfully integrate new acquisitions could adversely affect our combined business; our operations are widely disbursed.

Our growth strategy through acquisitions is fraught with risk. On April 14, 2021, we acquired the entirety of outstanding shares of TTM Digital, a U.S.-based business engaged in the mining of the cryptocurrency Ethereum with capabilities to mine other digital assets. This line of business is new to the Company. Our strategy and business plan are dependent on our ability to successfully integrate TTM Digital and our other acquisition’s operations, particularly those that pertain to computational capabilities and mining of digital assets. Said integration and achievement of the synergy will stretch our resources and management time to transform the Company’s business. Further, failure to quickly and adequately integrate all of these operations and personnel could adversely affect our combined business and our ability to achieve our objectives and strategy. No assurance can be given that we will realize synergies in the areas we currently operate.

We may be classified as an inadvertent investment company.

We are not engaged in the business of investing, reinvesting, or trading in securities, and we do not hold ourselves out as being engaged in those activities. Under the Investment Company Act of 1940, as amended (the “Investment Company Act”), however, a company may be deemed an investment company under section 3(a)(1)(C) of the Investment Company Act if the value of its investment securities is more than 40% of its total assets (exclusive of government securities and cash items) on a consolidated basis.

We are commencing operations of digital asset mining, the output of which is cryptocurrencies. We cannot guarantee that such cryptocurrencies or digital assets we will mine are deemed as commodities and not as securities. In the event that the digital assets held by us exceed 40% of our total assets, exclusive of cash, we inadvertently become an investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of: (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis, and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We expect to establish policies that we would work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities, or seeking a no-action letter from the Commission if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

As Rule 3a-2 is available to a company no more than once every three years, and assuming no other exclusion were available to us, we would have to keep within the 40% limit for at least three years after we cease being an inadvertent investment company. This may limit our ability to make certain investments or enter into joint ventures that could otherwise have a positive impact on our earnings. In any event, we do not intend to become an investment company engaged in the business of investing and trading securities.

Classification as an investment company under the Investment Company Act requires registration with the Commission. If an investment company fails to register, it would have to stop doing almost all business, and its contracts would become voidable. Registration is time-consuming and restrictive and would require a restructuring of our operations, and we would be very constrained in the kind of business we could do as a registered investment company. Further, we would become subject to substantial regulation concerning management, operations, transactions with affiliated persons, and portfolio composition, and would need to file reports under the Investment Company Act regime. The cost of such compliance would result in our incurring substantial additional expenses, and the failure to register if required would have a materially adverse impact on our operations.

Changes in laws, regulations, or requirements applicable to our software and services could impose increased costs on us, delay or prevent our introduction of new products and services or impair the function or value of our existing products and services.

Our digital assets mining operations may become subject to increasing regulatory requirements, and as these requirements proliferate, we may be required to change or adapt our operations to comply with them.

For example, the adoption of new money transmitter (“MT”) or money services business (“MSB”) statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, could subject us to registration or licensing, or limit business activities, cause us to enter into relationships with one or more third parties for payment services until we are appropriately licensed. The activities of TTM Digital may cause it to be deemed a MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, TTM Digital may be required to comply with FinCEN regulations, including those that would mandate TTM Digital to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

Compliance and classifications are dependent on federal and state regulatory actions and our business activities. We do not believe that we are a money transmitter, because our activities do not cause us to hold, possess or control payment funds on behalf of a consumer or merchant. If we were deemed to be a money transmitter, we would be subject to significant additional regulation. This could increase our costs in operating our business. In addition, a regulator could take action against us if it views our payment solution platform as a violation of existing law. Any of these outcomes would negatively affect the market price for our shares and could cause us to cease operations in the certain U.S. States.

Additionally, we are not licensed to conduct a virtual currency business in New York and do not intend to become licensed in any other state that may require licensing in the future. We have taken the position that the New York State Department of Financial Services (“NYSDFS”) BitLicense Regulatory Framework (23 NYCRR 200.2(q)) does not apply to our business. It is possible, however, that the NYSDFS could disagree with our position. If we were deemed to be conducting an unlicensed virtual currency business in New York, we could be subject to significant additional regulation and/or regulatory consequences. There are a number of states that review the adaptation that the Conference of State Bank Supervisors has proposed a model form of state-level “virtual currency” regulation. There are at least thirty-one states that have pending legislation in the 2021 legislative session regarding blockchain and cryptocurrency.

The recent New York Senate Bill 6486A sought to halt all crypto mining for three years in order to conduct environmental impact reviews on mining operations in the tri-state area. The amended version of the bill is now focused on preventing mining operations powered by non-renewable energy sources. Depending on the development of the situation, our New York mining operations that are powered by renewable energy may or may not be affected by the legislative initiative.

It may be illegal now, or in the future, to acquire, own, hold, sell or use digital assets in one or more countries, and ownership of, holding, or trading in our securities may also be considered illegal and subject to sanction.

Although currently digital assets are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China, India, and Russia may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell, or use digital assets or to exchange digital assets for fiat currency. Such an action may also result in the restriction of ownership, holding, or trading in our securities. Such restrictions may adversely affect an investment in us. For example, the Bank of England issued a paper for comments in which it explains that stablecoins should have the same regulations as fiat currencies.

The cost of obtaining new and replacement miners and parts has historically been capital intensive and is likely to continue to be very capital intensive, which may have a material and adverse effect on our business and results of operations.

Our mining operations can only be successful and ultimately profitable if the costs, including hardware and electricity costs, associated with mining cryptocurrencies are lower than the price of the cryptocurrencies we mine when we sell them. Our miners experience ordinary wear and tear from the operation and may also face more significant malfunctions caused by factors that may be beyond our control. Additionally, as the technology evolves, we may acquire newer models of miners to remain competitive in the market. Over time, we replace those miners that are no longer functional with new miners.

Once this happens, these new miners will need to be repaired or replaced along with other equipment from time-to-time for us to stay competitive. This upgrading process requires substantial capital investment, and we may face challenges in doing so on a timely and cost-effective basis based on the availability of new miners and our access to adequate capital resources. If we are unable to obtain adequate numbers of new and replacement miners at scale, we may be unable to remain competitive in our highly competitive and evolving industry. If this happens, we may not be able to mine cryptocurrency as efficiently or in similar amounts as our competition and, as a result, our business and financial results could suffer. Alternatively, the return of investment of mining equipment may take significantly longer. This could, in turn, materially and adversely affect the trading price of our securities, and our investors could lose part or all of their investment.

The price of new miners may be linked to the market price of Ethereum and other cryptocurrencies, and, if the current relatively high market price of Ethereum persists, our costs of obtaining new and replacement miners may increase, which may have a material and adverse effect on our financial condition and results of operations.

Reports have been released that the prices of new miners are adjusted according to the price of the cryptocurrency they mine. As a result, the cost of new machines can be unpredictable, and could also be significantly higher than our historical cost for new miners. Similarly, as Ethereum prices have risen, we have observed a significant increase in the demand for miners. As a result, at times, we may obtain Ethereum miners and other hardware at exuberant prices, to the extent they are available.

On the other hand, we incur significant up-front capital costs each time we acquire new miners, and, if future prices of Ethereum are not sufficiently high, we may not realize the benefit of these capital expenditures. If this occurs, our business, results of operations, and financial condition could be materially and adversely affected, which may have a negative impact on the trading price of our securities, which may have a materially adverse impact on investors’ investment in our Company.

There are numerous new and existing competitors in our industry that are purchasing mining equipment at scale, which may cause delays or difficulty in us obtaining new miners, which could materially and adversely affect our business and the results of operations.

Many of the competitors in our industry have also been purchasing mining equipment at scale, which has caused a worldwide shortage of mining equipment and extended the corresponding delivery schedules for new miner purchases. It is uncertain how manufacturers will respond to this increased global demand and whether they can deliver on the schedules promised to all of their customers.

The COVID-19 pandemic has disrupted and may continue to disrupt international shipping and we may not be able to obtain new miners or replacement parts for our existing miner fleet in a timely or cost-effective manner, which could materially and adversely affect our business and results of operations.

The novel strain of the coronavirus (“COVID-19”) has spread as a global pandemic throughout the world and has resulted in authorities imposing, and businesses and individuals implementing, numerous unprecedented measures to try to contain the virus. Although the United States and countries around the world have been releasing a vaccine, there are no assurances that the vaccine will be effective, and what impact it will have on reducing the spread or containment of COVID-19. In addition to vaccinations, these efforts include travel bans and restrictions, quarantines, shelter-in-place/stay-at-home and social distancing orders, and shutdowns. These measures have impacted and may further impact our workforce and operations, the operations of our customers, and those of our vendors, suppliers, and manufacturing partners. The extent to which the COVID-19 pandemic will continue to affect our business, results of operations and financial condition is difficult to predict and depends on numerous evolving factors, including: the duration and scope of the pandemic and its impact on overall global uncertainty; government, social, business and other actions that have been and will be taken in response to the pandemic; and the effect of the pandemic on short- and long-term general economic conditions.

Current and future restrictions or disruptions of transportation, such as reduced availability of air and ground transport, port closures or congestion, and increased border controls or closures, can also impact our ability to meet demand and could materially adversely affect us. These increased costs could have a material adverse effect on our financial condition and results of operations, particularly if the effects of COVID-19 are prolonged.

The COVID-19 global pandemic has disrupted and may continue to disrupt the manufacture and availability of new miners, which could materially and adversely affect our business and the results of operations.

Various COVID-19-related restrictions on travel, work, and movement of goods and supplies, as well as the cumulative impact of the mounting number of lost working days as a result of COVID-19, has already put a strain on our manufacturing partners, suppliers, and logistics partners to produce and deliver a sufficient number of products needed to meet the global demand for miners. This has had a particularly strong impact on the global supply chain and availability of semiconductors, which are used in the manufacture of the ASIC chips used in the miners we operate. The strain on the global supply of semiconductors, largely stemming from manufacturing interruptions due to COVID-19-related disruptions, has resulted in decreased production across many industrial sectors.

While our manufacturing partners and component suppliers mostly have been able to continue to operate to date in compliance with applicable regulations and current limitations, future restrictions on their operations could impact their ability to meet global demand for new miners. Concurrently, along with an increased trading price of Ethereum and other cryptocurrencies in the fourth quarter of 2020 and continuing into the first quarter of 2021, we have observed an increased demand for GPU-based rigs during this period. During the second half of 2020 we have already experienced increased per-unit costs for new GPUs, and, if the scarcity of GPUs continues, this trend may continue. If we are unable to acquire new GPUs for our rigs, or if our cost for new GPUs is excessively high, we may not be able to keep up with our competitors, which may materially and adversely affect our business and results of operations. Some manufacturers, such as NVIDIA are splitting their processors into two categories, one for gamers (GPUs) and another for miners now being marketed as Cryptocurrency Mining Processor (CMP) for miners. Manufacturers are attempting to slow down the processing speed of GPUs so that it deters miners from acquiring GPUs and moves them to purchase CMPs for mining purposes. However, miners have developed ways to tweak GPUs to operate as fast as CMPs and this continues to create supply-chain issues for mining processors.

Our mining operating costs could outpace our mining revenues, which could seriously harm our business or increase our losses.

Our mining operations are costly, and our expenses may increase in the future. Future increase in expenses may not be offset by a corresponding increase in revenue. If our expenses are greater than we anticipate, and our business investments are not successful, our expenses may outpace monetization efforts. Increases in our costs without a corresponding increase in our revenue would increase our losses and could seriously harm our business and financial performance.

To the extent that the profit margins of Ethereum mining operations are not high, operators of Ethereum mining operations are more likely to immediately sell Ethereum rewards earned by mining in the market, thereby constraining the growth of the price of Ethereum that could adversely impact us, and similar actions could affect other cryptocurrencies.

Over the past two years, Ethereum mining operations have evolved. Currently, new processing power is predominantly added by incorporated and unincorporated “professional” mining operations utilizing GPUs.

Professional mining operations may use proprietary hardware or specialized machines. Acquiring specialized hardware at scale requires the investment of significant up-front capital, and miners incur significant expenses related to the operation of this hardware at scale, such as the leasing of operating space (often in data centers or warehousing facilities), incurring of electricity costs to run the miners and the employment of technicians to operate the mining farms. As a result, professional mining operations are of a greater scale and have more defined and regular expenses and liabilities. These regular expenses and liabilities require professional mining operations to maintain profit margins on the sale of Ethereum. To the extent the price of Ethereum declines and such profit margin is constrained, professional miners are incentivized to more immediately sell Ethereum earned from mining operations, whereas it is believed that individual miners in past years were more likely to hold newly mined Ethereum for more extended periods. The immediate selling of newly mined Ethereum greatly increases the trading volume of Ethereum, creating downward pressure on the market price of Ethereum rewards.

The extent to which the value of Ethereum mined by a professional mining operation exceeds the allocable capital and operating costs determines the profit margin of such operation. A professional mining operation may be more likely to sell a higher percentage of its newly mined Ethereum rapidly if it is operating at a low-profit margin and it may partially or completely cease operations if its profit margin is negative. In a low-profit margin environment, a higher percentage could be sold more rapidly, thereby potentially depressing Ethereum prices. Lower Ethereum prices could result in further tightening of profit margins for professional mining operations creating a network effect that may further reduce the price of Ethereum until mining operations with higher operating costs become unprofitable forcing them to reduce mining power or cease mining operations temporarily.

The foregoing risks associated with Ethereum could be equally applicable to other cryptocurrencies, whether existing now or introduced in the future. Such circumstances could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of Ethereum and any other cryptocurrencies we mine or otherwise acquire or hold for our own account, and thus harm investors.

We may not be able to realize the benefits of forks.

To the extent that a significant majority of users and miners on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software. However, if less than a significant majority of users and miners on the cryptocurrency network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” of the network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel, yet lacking interchangeability and necessitating exchange-type transactions to convert currencies between the two forks. Additionally, it may be unclear following a fork which fork represents the original asset and which is the new asset. Different metrics adopted by industry participants to determine which is the original asset include: referring to the wishes of the core developers of a cryptocurrency, blockchains with the greatest amount of hashing power contributed by miners or validators; or blockchains with the longest chain. A fork in the network of a particular cryptocurrency could adversely affect an investment in our securities or our ability to operate.

We may not be able to realize the economic benefit of a fork, either immediately or ever, which could adversely affect an investment in our securities. If we hold a cryptocurrency at the time of a hard fork into two cryptocurrencies, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork. However, we may not be able, or it may not be practical, to secure or realize the economic benefit of the new asset for various reasons. For instance, we may determine that there is no safe or practical way to custody the new asset, that trying to do so may pose an unacceptable risk to our holdings in the old asset, or that the costs of taking possession and/or maintaining ownership of the new cryptocurrency exceed the benefits of owning the new cryptocurrency. Additionally, laws, regulations, or other factors may prevent us from benefitting from the new asset even if there is a safe and practical way to custody and secure the new asset.

There is a possibility of cryptocurrency mining algorithms transitioning to proof-of-stake validation and other mining-related risks, which could make us less competitive and ultimately adversely affect our business and the value of our stock.

Proof-of-stake is an alternative method in validating cryptocurrency transactions. Should the algorithm shift from a proof-of-work validation method to a proof-of-stake method, mining would likely require less energy, which may render any company that maintains advantages in the current climate (for example, from lower-priced electricity, processing, real estate, or hosting) less competitive. We, as a result of our efforts to optimize and improve the efficiency of our cryptocurrency mining operations, may be exposed to the risk in the future of losing the benefit of our capital investments and the competitive advantage we hope to gain from this as a result, and may be negatively impacted if a switch to proof-of-stake validation were to occur. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which could have a material adverse effect on our business, prospects, or operations and potentially the value of any Ethereum or other cryptocurrencies we mine or otherwise acquire or hold for our own account.

Our future success will depend in large part upon the value of Ethereum, and any sustained decline in its value could adversely affect our business and the results of operations.

Our operating results will depend in large part upon the value of Ethereum because it is the cryptocurrency we currently mine. Specifically, our revenues from our Ethereum mining operations are based upon two factors: (1) the number of Ethereum rewards we successfully mine, and (2) the value of Ethereum. In addition, our operating results are directly impacted by changes in the value of Ethereum, because under the value measurement model, both realized and unrealized changes will be reflected in our statement of operations (i.e., we will be marking Ethereum to fair value each quarter).

Our mining operations, including the facilities in which our miners are operated, may experience damages, including damages that are not covered by insurance.

Our current mining operation is, and any future mines we establish will be, subject to a variety of risks relating to physical condition and operation, including, but not limited to:

●	the presence of construction or repair defects or other structural or building damage;

●	any noncompliance with or liabilities under applicable environmental, health, or safety regulations or requirements or building permit requirements;

●	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods, and windstorms; and

●	claims by employees and others for injuries sustained at our properties.

For example, our mine could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the mine. The security and other measures we take to protect against these risks may not be sufficient. Additionally, our mine could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity. Given the power requirement, it would not be feasible to run miners on backup power generators in the event of a power outage. Our insurance covers the replacement cost of any lost or damaged miners, but does not cover any interruption of our mining activities; therefore, our insurance, therefore, may not be adequate to cover the losses we suffer as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines. The potential impact on our business is currently magnified because we are only operating a single mine.

We are subject to risks associated with our need for significant electrical power.

Our Ethereum mining operations have required significant amounts of electrical power, and, as we continue to expand our mining fleet, we anticipate our demand for electrical power will continue to grow. If we are unable to continue to obtain sufficient electrical power to operate our miners on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments in new miners.

Additionally, our mining operations could be materially adversely affected by prolonged power outages. Although our miners may be powered by backup generators on a temporary basis, it would not be feasible or cost-effective to run miners on backup power generators for extended periods of time. Therefore, we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power. If this were to occur, our business and results of operations could be materially and adversely affected, and investors in our securities could be harmed.

Interruptions to our power supply and Internet access could disrupt our operations, which could adversely affect our business and the results of operations.

Our cryptocurrency mining operations require a significant amount of electrical power and access to high-speed internet to be successful. If we are unable to secure sufficient electrical power, or if we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. If this occurs, our business and results of operations may suffer, and our investors may be materially and adversely affected.

Ethereum mining is subject to cyber-security risks, which could adversely affect an investment in the Company or the ability of the Company to operate.

Digital asset networks, including the Ethereum network, may be subject to control by entities that capture a significant amount of the network’s processing power or a significant number of developers important for the operation and maintenance of such digital asset network.

If a majority of the processing power dedicated to mining or staking on the network is controlled by a bad actor (often referred to as a “51% attack”), it may be able to alter the Ethereum blockchain on which the transactions rely. This could occur if the bad actor were to construct fraudulent blocks or prevent certain transactions from completing in a timely manner, or at all. It could be possible for the malicious actor to control, exclude or modify the ordering of transactions, though it could not generate new Ether or transactions. Further, a bad actor could “double-spend” its own Ether (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control. To the extent that such malicious actor or botnet did not yield its control of the processing power on the Ethereum network or the network community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible. Further, a malicious actor or botnet could create a flood of transactions in order to slow down confirmations of transactions on the network. Other digital asset networks have been subject to malicious activity achieved through control of over 50% of the processing power on the network. For example, on May 24, 2018, it was reported that attackers compromised the Bitcoin Gold network in this manner and were successfully able to double-spend units of bitcoin gold in a series of transactions over the course of at least one week and in a total amount of at least $18 million.

Moreover, certain hardware providers may create hardware that collectively has majority power and the manufacturer could potentially exert control itself. For example, it was discovered that the mining machines produced by Bitmain contained backdoor code that would allow Bitmain to remotely shut down the mining machines. This vulnerability is colloquially referred to as the “Antbleed backdoor.” At worst, the Antbleed backdoor could have allowed Bitmain to shut off up to an estimated 70% of the global hash rate. Bitmain released an official response to the controversy claiming that the Antbleed backdoor had no malicious intent, and on April 28, 2017, the day following the discovery of the Antbleed backdoor, Bitmain released a new source code and firmware upgrades for its mining hardware to remove the backdoor.

If the feasibility of a bad actor gaining control of the processing power on the Ethereum network increases, there may be a negative effect on an investment in the Company. To the extent that the Ethereum ecosystem, including the core developers and the administrators of mining pools, does not act to ensure greater decentralization of mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Ethereum network will increase, which may adversely affect the value of our common stock.

The Company’s reliance on third-party mining pool service providers may have a negative impact on the Company’s operations.

We use third-party mining pools to receive our mining rewards from the network. Ethereum mining pools allow miners to combine their computing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power used to generate each block. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction, or other similar issues, it will negatively impact our ability to mine and receive revenue.

The open-source structure of the Ethereum network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Ethereum network protocol. A failure to properly monitor and upgrade the Ethereum network protocol could damage the Ethereum network and the Company’s business.

The Ethereum network operates based on an open-source protocol maintained by the core developers and other contributors. As the Ethereum network protocol is not sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the Ethereum network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Ethereum network and the core developers may lack the resources to adequately address emerging issues with the Ethereum network protocol. Although the Ethereum network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Ethereum network. To the extent that material issues arise with the Ethereum network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Ethereum network and the business of the Company may be adversely affected.

Flaws in the source code of Ethereum may be unknown to us and may negatively affect the Company’s business in multiple ways.

In the past, flaws in the source code for digital asset networks have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information, and/or resulted in the theft of users’ digital assets. Several errors and defects have been publicly found and corrected, including those that disabled some functionality for users and exposed users’ personal information. Discoveries of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. The cryptography underlying Ethereum could prove to be flawed or ineffective, or developments in mathematics and/or technology, such as advances in digital computing, algebraic geometry, and quantum computing. In any of these circumstances, a malicious actor may be able to steal Ether held by others, which could adversely affect the demand for Ether and therefore adversely impact the price of Ether and the results of our operations. Even if another digital asset other than Ethereum were affected by similar circumstances, any reduction in confidence in the robustness of the source code or cryptography underlying digital assets generally could negatively affect the demand for all digital assets, including Ethereum-based, and therefore adversely affect our business and operations.

Our tokens and other cryptocurrencies that we hold may be subject to loss, theft, or restriction on access. Ether transactions are irrevocable and stolen or incorrectly transferred ether may be irretrievable. As a result, any incorrectly executed ether transactions could adversely affect an investment in the Company.

There is an inherent risk that some or all of our cryptocurrencies could be lost or stolen. Access to our coins could also be restricted by cybercrime. We hold some of our cryptocurrencies in internet-based programmatic wallets, which may be more vulnerable to cybercrime. Additionally, Ether transactions are not reversible. Once a transaction has been verified and recorded in a block that is added to the Ethereum blockchain, an incorrect transfer of cryptocurrency, such as Ether, or theft of Ether generally will not be reversible, and the Company may not be capable of seeking compensation for any such transfer or theft. To the extent that the Company is unable to successfully seek redress for such error or theft, such loss could adversely affect an investment in the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 4, 2021, the Company issued the aggregate of 60,000 shares of Common Stock to consultants in consideration of corporate communications/media relations and investor relations services pursuant to a consulting agreement.

On May 19, 2021, the Company issued 5,000 shares of Common Stock to an attorney in consideration of legal services provided.

The issuance of the shares in the aforementioned issuances was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 or Rule 506 of Regulation D promulgated thereunder, since, among other things, the transactions did not involve a public offering.

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

Date: August 16, 2021	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 8, 2021, by and among Sysorex, Inc., TTM Acquisition Corp., and TTM Digital Assets & Technologies, Inc.	8-K	000-55924	10.1	April 14, 2021

3.1.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018

3.1.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019

3.2.1	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018

3.2.2	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018

4.1	Form of Prefunded Warrant	8-K	000-55924	4.1	June 1, 2021

10.1	Commercial Loan Agreement and Promissory Note, dated as of March 31, 2021 by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.1	April 6, 2021

10.2	Stock Pledge Agreement, dated as of March 31, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.2	April 6, 2021

10.3	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	000-55924	10.2	April 14, 2021

10.4	Right to Shares Letter Agreement dated April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	000-55924	10.3	April 14, 2021

10.5	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and Systat Software, Inc.	8-K	000-55924	10.4	April 14, 2021

10.6	Exchange Agreement dated April 14, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.5	April 14, 2021

10.7	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.6	April 14, 2021

10.8	Right to Shares Letter Agreement dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.7	April 14, 2021

10.9	Amendment No. 1 to Trademark License Agreement by and between Sysorex, Inc. Sysorex Government Services, Inc., and Sysorex Consulting, Inc., dated April 14, 2021.	8-K	000-55924	10.8	April 14, 2021

10.10	Consulting Agreement dated April 14, 2021, by and between Sysorex, Inc. and Nadir Ali.	8-K	000-55924	10.9	April 14, 2021

10.11	Form of Securities Subscription Agreement dated April 14, 2021.	8-K	000-55924	10.10	April 14, 2021

10.12	Registration Rights Agreement dated April 14, 2021, by and among Sysorex, Inc. and the parties to the Securities Subscription Agreement and certain other parties.	8-K	000-55924	10.11	April 14, 2021

10.13	Commercial Loan Agreement and related documents dated April 14, 2021 by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.12	April 14, 2021

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.14	Employment Agreement dated May 7, 2021, by and between Sysorex, Inc. and Wayne Wasserberg. +	8-K	000-55924	10.1	May 13, 2021

10.15	Form of Exchange Agreement	8-K	000-55924	10.1	June 1, 2021

10.16	Purchase order dated April 1, 2021, CoreWeave, Inc. and TTM Digital Assets & Technologies, Inc.	8-K	000-55924	10.2	June 24, 2021

10.17	Hosting Facility Services Order dated April 1, 2021, CoreWeave, Inc. and TTM Digital Assets & Technologies, Inc.	8-K	000-55924	10.3	June 24, 2021

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021					X

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Agreement with management or compensatory plan or arrangement.