Form 10-Q
period 2021-09-30
Sysorex, Inc.
filed 2021-11-16
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 10, 2021, there were 145,538,212 shares of the Registrant’s Common Stock, $0.00001 par value per share, issued and outstanding.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This Quarterly Report on Form 10-Q (this “Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this Form 10-Q. In particular, these include statements relating to future actions; prospective products, applications, customers, and technologies; future performance or results of anticipated products; anticipated expenses; and projected financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with mergers and acquisitions;

●	the effect of COVID-19, closure of offices and site location(s); on our ability to service our customers resulting in less revenues;

●	our cash position and our history of losses;

●	our ability to achieve profitability;

●	customer demand for the products and services we offer;

●	the impact of competitive or alternative services, products, technologies, and pricing;

●	general economic conditions and events and the impact they may have on us, on our customers, and on our potential customers;

●	a security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems;

●	general cryptocurrency risks;

●	technological changes and developments in the blockchain and cryptocurrencies;

●	risks related to changes of rules and regulations in connection with cryptocurrencies in general and Ethereum in particular;

●	risks related to Ethereum’s transition from “proof-of-work” to “proof-of-stake” model that may render mining activities within Ethereum blockchain obsolete;

●	risks related to the geographical locations of our cryptocurrency mining facilities;

●	competition for blockchain platforms and technologies, including but not limited to Non-Fungible tokens (“NFTs”);

●	our ability to obtain adequate financing in the future;

ii

●	our ability to continue as a going concern;

●	our ability to complete strategic transactions, which may include acquisitions, mergers, dispositions, joint ventures, or investments;

●	lawsuits and other claims by third parties;

●	our success at managing the risks involved in the foregoing items; and

●	other risks and uncertainties set forth in this Quarterly Report on Form 10-Q or the Company’s periodic filings in the section entitled “Risk Factors,” which is incorporated herein by reference.

We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Form 10-Q, particularly in the “Risk Factors” section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make or collaborations or strategic partnerships we may enter into.

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

The results for the period ended September 30, 2021, are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 8-K/A filed with the Securities and Exchange Commission (the “SEC”) on June 24, 2021.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands of dollars, except number of shares and par value data)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Current Assets
Cash and cash equivalents	$4,268	$67
Digital assets	2,334	24
Accounts receivable, net	663	-
Related party receivables	-	17
Prepaid expenses and other current assets	1,334	-
Total Current Assets	8,599	108

Mining equipment, net	12,368	1,272
Intangible assets, net	2,696	-
Goodwill	1,634	-
Investment in Style Hunter	500	-
Investment in Up North Hosting, LLC	664	644
Other assets	36	-
Total Assets	$26,497	$2,024

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$5,979	$7
Accrued liabilities	1,313	117
Related Party loan	-	75
Convertible Debt, net	11,208	-
Deferred revenue	691	-
Total Current Liabilities	19,191	199

Commitments and Contingencies – Note 13

Stockholders’ Equity
Common stock, par value $0.00001 per share, 500,000,000 shares authorized; 144,613,591 shares issued as of September 30, 2021, and 66,431,920 shares issued as of December 31, 2020, 144,538,212 shares outstanding as of September 30, 2021, and 66,431,920 shares outstanding as of December 31, 2020, respectively	1	-
Treasury stock, at cost, 75,379 shares as of September 30, 2021, and 0 shares as of December 31, 2020, respectively	-	-
Subscription receivable	-	(100)
Additional paid-in-capital	35,435	2,060
Accumulated Deficit	(28,130)	(135)
Total Stockholders’ Equity	7,306	1,825
Total Liabilities and Stockholders’ Equity	$26,497	$2,024

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Mining income	$2,992	$613	$9,244	$1,167
Product revenue	1,232	-	2,831	-
Services revenue	634	-	1,047	-
Total Revenues	4,858	613	13,122	1,167

Operating costs and expenses
Mining cost	377	105	852	320
Product cost	1,141	-	2,532	-
Services cost	364	-	606	-
Sales and marketing	319	-	619	-
General and administrative	3,363	12	7,727	23
Management Fees	-	43	321	76
Impairment of digital assets	325	-	325	-
Depreciation	1,279	213	2,824	619
Amortization of intangibles	143	-	264	-
Total Operating Costs and Expenses	7,311	373	16,070	1,038

Gain (Loss) from Operations	(2,453)	240	(2,948)	129

Other Income (Expenses)
Merger charges	-	-	(22,004)	-
Debt Restructuring fee	-	-	(2,000)	-
Interest expense	(897)	-	(926)	-
Realized gain (loss) on sale of digital assets	3	(8)	91	6
Gain/(loss) on disposal of assets	(131)	37	(138)	51
Other expense, net	39	-	11	1

Total Other Income (Expense)	(986)	29	(24,966)	58

Income (Loss) before Income taxes and loss in equity method investee	(3,439)	269	(27,914)	187

Income tax benefit	-	-	-	-

Income (Loss) before Income in equity method investee	(3,439)	269	(27,914)	187

Share of net loss of equity method investee	(23)	(28)	(80)	(27)

Net Income (Loss)	$(3,462)	$241	$(27,994)	$160
Net Income (Loss) per share - basic and diluted	$(0.022)	$0.003	$(0.212)	$0.002
Weighted Average Shares Outstanding - basic and diluted	159,448,204	79,679,553	131,863,780	73,040,051

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2021, and September 30, 2020

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Total

Balance – December 31, 2019	55,776,240	$1	-	$-	$2,671	$(100)	$(587)	$1,984
Distributions to shareholders	-	-	-	-	(152)	-	-	(152)
Net Loss	-	-	-	-	-	-	(45)	(45)
Balance – March 31, 2020	55,776,240	-	-	-	2,519	(100)	(632)	1,787
Distributions to shareholders	-	-	-	-	(149)	-	-	(149)
Net Loss	-	-	-	-	-	-	(38)	(38)
Balance – June 30, 2020	55,776,240	-	-	-	2,370	(100)	(670)	1,600
Shares issued	10,655,680	-	-	-	600	-	-	600
Distributions to shareholders	-	-	-	-	(345)	-	-	(345)
Net Income	-	-	-	-	-	-	242	242
Balance - September 30, 2020	66,431,920	-	-	-	2,625	(100)	(428)	2,097

Balance - December 30, 2020	66,431,920	-	-	-	2,060	(100)	(135)	1,825
Payment of subscription receivable	-	-	-	-	-	100	-	100
Distributions to shareholders	-	-	-	-	(1,521)	-	-	(1,521)
Exercise of Moon warrants	14,607,980	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	-	1,210	1,210
Balance – March 31, 2021	81,039,900	-	-	-	539	-	1,075	1,614
Shares issued:
Mining equipment	35,588,548	-	-	-	12,000	-	-	12,000
Sysorex Recapitalization	25,985,633	-	-	-	19,401	-	-	19,401
TTM digital/Sysorex merger	494,311	1	75,379	-	280	-	-	281
Professional services	404,820	-	-	-	1,883	-	-	1,883
Net Loss	-	-	-	-	-	-	(25,743)	(25,743)
Balance – June 30, 2021	143,513,212	1	75,379		34,103	-	(24,668)	9,436
Convertible debt warrants	-	-	-	-	810	-	-	810
Stock based compensation	-	-	-	-	28	-	-	28
Shares issued for services	1,025,000	-	-	-	494	-	-	494
Net Loss	-	-	-	-	-	-	(3,462)	(3,462)
Balance - September 30, 2021	144,538,212	$1	75,379	$-	$35,435	$-	$(28,130)	$7,306

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(27,994)	160
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,088	619
Stock compensation	28	-
Amortization of debt discount and debt issuance costs	631	-
(Gain) Loss on the sale/disposal of mining equipment	138	(51)
Realized (gain) loss on sale of digital assets	(91)	(6)
Gain on settlement of vendor liabilities	(38)	-
Impairment of digital assets	325	-
Equity in earnings of equity method investments	79	27
Change in fair value of accrued issuable equity	(9)	-
Issuance of shares in exchange for services	2,377	-
Merger charges	22,004	-
Debt restructuring fee	2,000	-
Changes in assets and liabilities:
Digital assets - mining net of pool fees and mgmt fees	(8,826)	(1,087)
Related party receivable	17	15
Prepaid assets and other current assets	(72)	(5)
Accounts receivable and other receivables	4,010	2
Accounts payable	(3,908)	-
Accrued liabilities and other current liabilities	442	(107)
Net cash used in operating activities	(5,799)	(433)

Cash Flows from Investing Activities
Proceeds from sale of digital assets	3,670	410
Reverse acquisition of Sysorex business	28	-
Purchase of mining equipment	(50)	(727)
Proceeds from sale of mining equipment	47	190
Investments in Up North & Style Hunter	(600)	17
Net cash provided by (used in) investing activities	3,095	(110)

Cash Flows from Financing Activities
Repayment of loans	(4,349)	(30)
Issuance of members’ interests	100	600
Proceeds received for convertible debt	12,415	-
Cash paid for convertible debt transaction costs	(1,261)	-
Net cash provided by financing activities	6,905	570

Net increase in cash and cash equivalents	4,201	27
Cash and cash equivalents at beginning of period	67	34
Cash and cash equivalents at end of period	$4,268	$61

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$89	$-
Income taxes	-	-

Supplemental disclosure of noncash investing and financing activities:
Sysorex recapitalization	$19,401	$-
Payments of short-term borrowing with digital assets	1,091	-
Debt discount attributed to the fair value of the warrants	810	-
Distribution of digital assets to members	1,521	646
Equipment exchanged for equity	12,000	-
Equipment acquired through lease purchase arrangement	2,130	-
Settlement of loan with mining equipment	75	-

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature and description of Business

Description of Business

Sysorex, Inc. is a digital asset technology company primarily focused on Ethereum mining and the Ethereum blockchain. The Company has two wholly owned subsidiaries: TTM Digital Assets& Technologies, Inc. (“TTM Digital”) and Sysorex Government Services, Inc. (“SGS”). Following the Company’s Merger with TTM Digital in April 2021, the Company shifted its primary business focus to the mining of Ethereum and opportunities related to the Ethereum blockchain. In addition to the mining of Ethereum, the Company continues to operate its wholly owned subsidiary, SGS, a business that provides information technology products, solutions, and services to federal, state, and local government, including system integrators. The Company is headquartered in Virginia.

Note 2 — Going Concern

As of September 30, 2021, the Company had an approximate cash balance of $4.3 million, working capital deficit of approximately $10.6 million, and an accumulated deficit of approximately $28.1 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one (1) year after the date the condensed consolidated financial statements are issued.

Funding the Company’s operations on a go-forward basis will rely significantly on the Company’s ability to continue to mine cryptocurrency and the spot or market price of the cryptocurrency mined. The Company expects to generate ongoing revenues from the mining of cryptocurrencies, primarily Ethereum currency rewards, in its mining facilities. The Company’s ability to liquidate Ethereum currency rewards if needed at future values will be evaluated from time to time to generate cash for operations. Generating Ethereum currency rewards which exceed our production and overhead costs will determine the Company’s ability to report profit margins related to such mining operations. If the Company is unable to generate sufficient revenue from Ethereum mining when needed or secure additional sources of funding, it may be necessary to significantly reduce the current rate of spending or explore other strategic alternatives. The Company’s priority is to build Ethereum (“ETH’) holdings, however, the Company will liquidate parts of its ETH holdings if other strategic alternatives are not achieved.

Note 3 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and nine-month periods ended September 30, 2021, is not necessarily indicative of the results to be expected for the year ending December 31, 2021. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 8-K/A filed with the SEC on June 24, 2021.

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Merger Agreement, the shareholders of TTM Digital received a right to receive an aggregate of 124,218,268 shares of Sysorex common stock, $0.00001 par value per share (the “Merger Shares”) in exchange for their shares of TTM Digital. Simultaneously, upon the issuance of the Merger Shares to the TTM Digital shareholders, Sysorex was issued all of the authorized capital of TTM Digital and TTM Digital became a wholly owned subsidiary of Sysorex (together,the “Combined Company”). The Merger resulted in a change of control, with the shareholders of TTM Digital receiving that number of Merger Shares equal to approximately eighty percent (80%) of the outstanding shares of capital stock of Sysorex including the effect of the Sysorex Recapitalization as discussed in TTM Digital Reverse Merger and Sysorex Recapitalization. Due to the TTM Digital shareholders acquiring a controlling interest in Sysorex after the merger, the transaction was accounted for as a reverse acquisition for accounting purposes, with TTM Digital being the accounting acquirer and reporting entity. Therefore, the historical amounts presented prior to the Merger are those of TTM Digital. The Merger is accounted for under the acquisition method of accounting applied to Sysorex as the accounting acquiree under the guidance of ASC 805 Business Combinations (“ASC 805”). In accordance with acquisition method guidance under ASC 805, the purchase consideration was $0.3 million.

As discussed in Note 5 Segment Reporting after the completion of the Merger the Company reports two segments (“TTM Digital” and “Sysorex Government Services”) which are also defined as reporting units for impairment assessment purposes.

The Company is in the process of finalizing the purchase allocation, thus the provisional measures of deferred income taxes, intangibles, and goodwill are subject to change. The Company expects the purchase price allocation to be finalized prior to the filing of its 2021 Annual Report on Form 10-K.

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

Subsequent to the Merger Agreement the majority of the Sysorex debt, certain liabilities classified as current and a forward consulting contract with a former member Sysorex board of director’s (the “Debt Items”) aggregating $19.4 million were converted to 34,097,255 Sysorex shares when fully issued (the “Sysorex Recapitalization”). 25,985,633 shares were immediately issued, a prefunded warrant was issued for 5,111,622 shares and the right to receive 3,000,000 shares of Sysorex stock at a future date at the option of the holder subject to certain events. As a result of the Debt Items not having original contractual conversion features the holders of the Debt Items are not classified as owners of Sysorex in the Merger and the Sysorex Recapitalization is accounted for as a separate transaction occurring immediately following the Merger under the guidance of ASC 805. Under the Exchange Agreement executed with each debt holder, the Debt Items were converted at a contractual conversion rate of $0.569 per share (the “Conversion Price”). As a part of the Sysorex Recapitalization, the Company recognized $2.0 million in debt restructuring fees expense and consulting contract costs of $0.7 million in the condensed consolidated statement of operations for the period ended September 30, 2021, respectively.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of the identified assets acquired and liabilities assumed at the Merger date, the effect of the Sysorex Recapitalization on the assets acquired and liabilities assumed, and the net assets acquired, and liabilities assumed for the aggregate of the reverse acquisition and Merger Charges and Sysorex Recapitalization separate transactions:

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

For the nine months ended September 30, 2021, the Company incurred approximately $3.1 million of acquisition related costs that are included in general and administrative expenses in the accompanying condensed consolidated statement of operations. From the acquisition date to September 30, 2021, revenues and operating loss for the accounting acquiree Sysorex were approximately $3.9 million and $2.4 million (excluding the acquisition related costs, merger charges and debt restructuring fees described above), respectively. See Note 5- Segment Reporting.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Information

The following unaudited proforma results of operations are presented for information purposes only. The unaudited proforma results of operations are not intended to present actual results that would have been attained had the reverse merger and Sysorex Recapitalization been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods. The revenue and net loss of the reverse merger accounting acquiree for the three and nine months ended September 30, 2021, included in the consolidated statement of operations amounted to approximately $1.9 million and $(1.6) million and $3.9 million and $(26.4) million, respectively:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Total Revenues	$4,858	$2,051	$18,796	$7,201

Net Income (Loss)	(3,462)	178	(2,928)	(1,725)

Net Income (Loss) per share - basic and diluted	(0.022)	0.002	(0.022)	(0.023)

Weighted Average Shares Outstanding - basic and diluted	159,448,204	80,173,864	132,056,012	73,534,362

Supplemental Pro forma Information (a)

Merger charges	-	-	22,004	-
Restructuring fee	-	-	2,000	-
Transaction costs - Accounting acquirer and acquiree	-	-	3,093	-

Total Nonrecurring Pro forma Adjustments	-	-	27,097	-

(a)	Supplemental Pro forma Information consists of material, nonrecurring pro forma adjustments directly attributable to the reverse acquisition and Sysorex Recapitalization

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Summary of Significant Accounting Policies

Principles of Consolidation

The condensed consolidated financial statements have been prepared using the accounting records of Sysorex, TTM Digital and SGS. All material inter-company balances and transactions have been eliminated in consolidation.

The Company’s wholly owned subsidiary, TTM Digital has a 50% interest in Up North Hosting, LLC (“UNH”), which is accounted for as an equity method investment and is not consolidated. See Note 1 and 7 for additional information around UNH.

On November 2, 2021, the Company acquired the other 50% interest in UNH making it a wholly owned subsidiary of the Company.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including mining equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. The carrying amount is considered not recoverable if the sum of the undiscounted cash flows to be generated from the use and eventual disposition of the asset group is less than the carrying amount of the asset group. If the carrying amount exceeds the undiscounted cash flows, then the carrying amount is compared to the fair value and an impairment loss is recorded for the difference between the fair value and the carrying amount. No impairment charges were identified for long-lived assets during the periods ended September 30, 2021, or September 30, 2020.

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

Professional Services Revenue Recognition

SGS’s professional services include fixed fee contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three months ended September 30, 2021, SGS did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of $0.7 million as of September 30, 2021.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, net

Account receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for doubtful accounts was $0.05 million as of September 30, 2021.

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

Investments

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using ASU 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measures investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses.

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

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company recorded a $0.3 million impairment charge during the three and nine months ended September 30, 2021. No impairment was taken during the three and nine months ended September 30, 2020.

The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting. The Company recognized realized gains (losses) through the sale and disbursement of digital assets during the three and nine months ended September 30, 2021, of $0.003 million and $0.09 million, respectively. For the three and nine months ended September 30, 2020, the Company recognized realized (loss) gains of $(0.008) million and $0.006 million, respectively.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, and accounts payable, approximate fair value due to the short-term nature of these instruments. The Company determined the fair value of digital assets earned during the periods ended September 30, 2021, and 2020 by using quoted prices in active markets. The Company evaluates all accessible active markets and then selects the market which they determine to be the principal market. Fair value is determined by the USD spot at the time digital assets are earned. Digital assets mined by the Company are classified within Level II of the fair value hierarchy.

Income Taxes

Management assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets (“DTAs”). Based on this evaluation as of September 30, 2021, a valuation allowance of $6.4 million has been recorded through acquisition accounting to recognize only the portion of the DTA that is more likely than not to be realized. Additionally, the Company has not booked an income tax benefit for the current period pretax loss of $27.9 million. This is the primary reason the effective income tax rate differs from the statutory rate of 21%. The amount of the DTA considered realizable, however, could be adjusted if estimates of future taxable income are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.

Utilization of the net operating loss and credit carryforwards may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Company is currently in the process of evaluating the current net operating loss (“NOL”) as a result of the merger.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, preferred stock, restricted stock units, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three- and nine-month periods ended September 30, 2021, and 2020, respectively, and as a result, all potentially dilutive common shares are considered antidilutive for these periods.

The Company includes potentially issuable shares in the Weighted-average common shares – basic that include warrants and other agreements that are exercisable for little or no consideration without substantive contingencies and others once any contingencies relative to the issuance of the shares is resolved.

Computations of basic and diluted weighted average common shares outstanding were as follows for the periods reported:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Weighted-average common shares outstanding	144,086,582	63,505,907	121,406,678	58,347,371

Weighted-average potential common shares considered outstanding	15,361,622	16,173,646	10,457,102	14,692,680

Weighted-average common shares outstanding - basic	159,448,204	79,679,553	131,863,780	73,040,051

Dilutive effect of options, warrants and restricted stock units	-	-	-	-

Weighted-average common shares outstanding - diluted	159,448,204	79,679,553	131,863,780	73,040,051

Options, restricted stock units, and warrants and convertible debt excluded from the computation of diluted loss per share because the effect of inclusion would be anti-dilutive	4,781,159	-	1,751,999	-

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

In August 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Most significantly, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company has early adopted the new guidance on January 1, 2021, with no impact to prior period financial statements given that the first applicable instrument, ‘2021 Convertible Debentures& Warrants’ was not executed until Q3 2021. See Note 10 for further disclosure on the instrument.

Any new accounting standards, not disclosed above, that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Emerging Growth Company

Sysorex is an “emerging growth company” as defined in the JOBS Act. As such, Sysorex is eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. In addition, Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 13(a) of the Exchange Act, for complying with new or revised accounting standards, meaning that Sysorex, as an emerging growth company, can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Sysorex has elected to take advantage of this extended transition period, and therefore our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards.

Note 5 — Segment Reporting

Operating segments are defined as components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker (CODM) for purposes of allocating resources and evaluating financial performance. The Company’s CODM is the chief financial officer who reviews financial information presented at the subsidiary level for purposes of allocating resources and evaluating financial performance. As such, the Company’s operations constitute two (2) operating segments and two (2) reportable segments.

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables provide a summary of the revenue, cost of revenue for our subsidiary segments for the nine and three months ended September 30, 2021 (in thousands):

For the three months ended September 30, 2021
Revenues	TTM Digital	Sysorex Government Services	Consolidated
Products Revenue	$-	$1,232	$1,232
Services Revenue	-	634	634
Mining Income	2,992	-	2,992
Total Revenues	$2,992	$1,866	$4,858

Product Cost	$-	$1,141	$1,141
Services Cost	-	364	364
Mining Cost	377	-	377
Other Operating Expenses	$3,484	$1,945	$5,429

Operating Loss	$(869)	$(1,584)	$(2,453)

For the nine months ended September 30, 2021
	TTM Digital	Sysorex Government Services	Consolidated
Revenues
Products Revenue	$-	$2,831	$2,831
Services Revenue	-	1,047	1,047
Mining Income	9,244	-	9,244
Total Revenues	$9,244	$3,878	$13,122

Product Cost	$-	$2,532	$2,532
Services Cost	-	606	606
Mining Cost	852	-	852
Other Operating expenses	$8,899	$3,181	$12,080

Operating Loss	$(507)	$(2,441)	$(2,948)

Total Segment Assets	$20,780	$5,717	$26,497

Note 6 — Mining Equipment, net

Mining equipment, net, was comprised of the following (in thousands of dollars):

	Balance as of
	September 30,	December 31,
	2021	2020
Gross Mining Equipment:
Mining Equipment (non-GPUs)	$1,158	$554
GPUs	15,386	2,167
Accumulated Depreciation
Mining Equipment (non-GPUs)	(365)	(242)
GPUs	(3,811)	(1,207)
Mining Equipment, net	$12,368	$1,272

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

An Ethereum mining server consists of multiple commodity Graphics Processing Units (GPUs) and ancillary components such as chassis, CPU, motherboard, and power supply. The GPUs are solely responsible for the compute power to generate the cryptographic hashes for mining, while the other components act to support the system. Depreciation expense was approximately $2.8 million during the nine months ended September 30, 2021, and $1.3 million for the three months ended September 30, 2021. Depreciation expense was approximately $0.6 million during the nine months ended September 30, 2020, and $0.2 million for the three months ended September 30, 2020.

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

Note 7 — Equity Method Investments

The Up North Hosting balance sheet was as follows as of September 30, 2021, and December 31, 2020 (in thousands of dollars):

	September 30,	December 31,
	2021	2020

Current assets	$263	$171
Non-current assets	1,190	1,247
Total assets	$1,453	$1,418

Current liabilities	126	131
Total liabilities	126	131

Members’ equity	1,377	1,177
Retained Earnings (Deficit)	(50)	110
Total Members’ Equity	1,327	1,287

Total Liabilities and Members’ Equity	$1,453	$1,418

As of September 30, 2021, and December 31, 2020, Up North Hosting’s assets and liabilities were primarily comprised of fixed assets and short-term accrued liabilities as reflected on the consolidated balance sheet.

Fixed assets, net, which are owned by Up North Hosting, were comprised of the following (in thousands of dollars):

	September 30,	December 31,
	2021	2020
Building	$513	$513
Electrical Infrastructure Assets	525	525
Machinery & Equipment Assets	34	30
Mechanical (HVAC) Assets	271	271
Server and Network Assets	50	50
Gross value	1,393	1,389

Accumulated depreciation	(237)	(177)
Property, plant, and equipment, net	$1,156	$1,212

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Up North Hosting statement of operations for the three and nine months ended September 30, 2021, and 2020 was as follows (in thousands of dollars):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$326	$240	$818	$950
Cost of revenues, excluding depreciation	285	201	684	550
Selling, general, and administrative	100	105	330	485
Other (Income)/Expense	(13)	(11)	(37)	(31)
Net Income (loss)	(47)	(55)	(160)	(54)

Net Income (loss) attributable to TTM	$(24)	$(28)	$(79)	$(27)

The Company’s main cost of revenues relates to the hosting and electricity expenses used to power the Datacenter and the hosted equipment.

Note 8 — Intangible Assets

Intangible assets as of September 30, 2021, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade Name	$1,060	$(48)	$1,012
Customer Relationships	1,900	(216)	1,684
Total intangible assets	$2,960	$(264)	$2,696

Calendar Years ending December 31,	Amount
Remaining 2021	144
2022	573
2023	573
2024	573
2025	266
Thereafter	567
Total	$2,696

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the percentages of sales derived by SGS from those customers that accounted for at least 10% of sales during the period April 15, 2021, through September 30, 2021 (in thousands of dollars):

	For the Three Months Ended September 30, 2021		For the Period April 15, 2021, through September 30, 2021
	$	%	$	%
Customer A	1,245	63%	2,499	55%
Customer B	--	-	607	13%
Customer C	278	14%	--	-

As of September 30, 2021, Customers A and C represented approximately 39% and 40% of total accounts receivable.

For the period April 15, 2021, through September 30, 2021, four vendors represented approximately 83%, 55%, 17% and 10% of total purchases. Purchases from these vendors during the nine months ended September 30, 2020, were $2.6 million, $1.7 million, $0.5 million and, $0.3 million respectively. For the three months ended September 30, 2021, two vendors represented approximately 57% and 10% of total purchases. Purchases from these vendors during the three months ended September 30, 20214 were $0.9 million, $0.1 million respectively.

Mining equipment purchased from one TTM Digital vendor during the nine months ended September 30, 2021, was $14.2 million. Of the $14.2 million, in consideration exchanged $12 million was paid in Common Stock of the Company and the balance of $2.2 million was settled through payment in digital assets.

Geographic and Technology Concentration

The Company had geographic concentration risk with mining operations being exclusively carried out within New York in the first Quarter of 2021 and throughout 2020, while the Company has added geographic diversity during April 2021 using a colocation datacenter in North Carolina. Any legislation that restricts or bans the mining of proof-of-work related digital asset mining in New York State would have a negative impact on the Company’s ability to operate and generate revenues.

Further, the Company had concentrated exposure to the Ethereum blockchain infrastructure through its mining operations during the periods presented. There is a possibility of digital asset mining algorithms transitioning to proof-of-stake validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business and our ability to generate revenues. When and if Ethereum switches to proof-of stake the Company’s GPUs will no longer be able to mine Ethereum. Additionally, on August 5, 2021, the London Hard Fork protocol went into effect which includes changes in Ethereum’s handling of transaction fees. These changes could have an impact on the Company’s future potential Ethereum revenue stream due to less Ethereum being distributed per mined block, if not offset by an increase in the value of ETH and/or additional transaction tipping, the process by which a user can pay an additional amount to ensure a transaction is processed very quickly. The Company did not see any financial impact during the quarter ended September 30, 2021.

Note 10 — Convertible Debentures & Warrants

Convertible debt as of September 30, 2021, and December 31, 2020, consisted of the following (in thousands):

	As of September 30,	As of December 31,
	2021	2020
Convertible Debentures & Warrants, net of debt discount and debt issuance costs of $1.9 million, and $1.06 million, respectively	$11,208	$-

2021 Convertible Debentures & Warrants

On July 7, 2021, the Company consummated the initial closing of a private placement offering (the “Offering”) pursuant to the terms and conditions of a Securities Purchase Agreement. At the initial closing, the Company sold the purchasers (i) 12.5% Original Issue Discount Convertible Debentures in an aggregate principal amount of $9,990,000 and (ii) warrants to purchase up to 3,534,751 shares of common stock of the Company. The Company received total gross proceeds of $8,880,000 taking into account the 12.5% discount before deducting placement agent fees and expenses of approximately $913,000. The Debentures mature on July 7, 2022, subject to a three-month extension upon mutual agreement of the Company and the holder.

On August 13, 2021, the company consummated the second closing of the offering pursuant to the same terms and conditions of the Securities Purchase Agreement dated July 7, 2021. At the second closing, the Company sold the purchasers (i) 12.5% Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $3,976,875 and (ii) warrants to purchase up to 1,862,279 shares of common stock of the Company. The Company received a total of $3,535,000 in gross proceeds following the second closing taking into account the 12 % discount before deducting placement agent fees and expenses of approximately $354,000. The Debentures mature on August 13, 2022, subject to a three-month extension upon mutual agreement of the Company and the holder.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the Convertible Debentures, the Company entered into a Warrant Purchase Agreement (the “Agreement”) providing investors the right to purchase common stock of Sysorex. The exercise price will be either 1) the Qualified Offering Price, in the event of a Qualified Offering or 2) in the event of no Qualified Offering, the lower of a) $18.00 and b) an amount equal to 80% of the average of VWAP (as defined therein) for the common stock. The term of the warrant is five years. The warrants issued in connection with the debt were equity classified at issuance and were allocated a value of approximately $810,000 on a relative fair value basis.

The Company recorded the debt net of the 12.5% discount, of which totaled $1,100,000, the placement agent fees and expenses of $1,267,000 and the debt discount attributed to the fair value of the warrants of approximately $810,000. The Company accreted these values over the term of the loan, resulting in an expense of approximately $631,000 for the three and nine months ended September 30, 2021, which is included in interest expense in the condensed consolidated statement of operations.

The Convertible Note bears interest at the rate of 8% per year and is due and payable quarterly after the date of issuance. The Company recognized approximately $0.2 million of such interest expense for the quarter ended September 30, 2021. Included in short-term debt is $0.2 million of interest payable on October 1, 2021, to its’ convertible holders

Under the conversion terms of the Debentures, the Debenture is convertible, in whole or in part, into shares of Common Stock at the option of the Holder at any time until the Debenture is no longer outstanding. The Holder executes a conversion by delivering to the Company a Notice of Conversion specifying the principal amount to be converted and the date on which the conversion is to be executed. The Conversion Price is set at the lower of (i) $18.00 and (ii) 80% of the average of the VWAP during the 5 Trading Day period immediately prior to the applicable Conversion Date. The number of Conversion Shares to be issued is determined by dividing the outstanding principal amount of the debenture to be converted by the Conversion Price. The Debentures are subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closes a registered public offering of its Common Stock and receives gross proceeds of not less than $40,000,000 and at the completion of which the Company’s securities are traded on a national exchange (“Qualified Offering”).

Note 11 — Digital Assets

The following table presents the roll forward of digital asset activity during the periods ended:

	Nine months ended September 30,
	2021	2020
Opening Balance	$24	$25
Revenue from mining	9,244	1,167
Received for membership interest	-	46
Payment of Mining equipment under lease to buy arrangement	(1,091)	-
Mining pool operating fees	(96)	(2)
Management fees	(322)	(121)
Owners distributions	(1,521)	(646)
Proceeds from sale of digital assets	(3,670)	(410)
Impairment of digital assets	(325)	-
Realized gain on sale of digital assets	91	6
Ending Balance	$2,334	$65

	Three months ended September 30,
	2021	2020
Opening Balance	$105	$26
Revenue from mining	2,992	614
Received for membership interest	-	46
Payment of Mining equipment under lease to buy arrangement	(72)	-
Mining pool operating fees	(30)	(1)
Management fees	-	(87)
Owners’ distributions	-	(345)
Proceeds from sale of digital assets	(339)	(180)
Impairment of digital assets	(325)	-
Realized gain on sale of digital assets	3	(8)
Ending Balance	$2,334	$65

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Equity

As discussed in Note 2 Basis of Presentation the Company completed a reverse merger of Sysorex and TTM Digital with TTM Digital being the accounting acquirer and reporting entity. In a reverse merger, the capital accounts of the reporting entity (TTM Digital) are restated to reflect the legal capital structure of the legal acquirer (Sysorex). As a result, the share data of the reporting entity has been retroactively restated for all periods presented to the equivalent share values of Sysorex for the capital transaction activity of TTM Digital, as if the reverse merger occurred on January 1, 2020. The share data of the reporting entity has been retroactively stated for all periods presented to the equivalent share values of Sysorex. The Company is authorized to issue 500,000,000 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value. The holders of the Company’s common stock are entitled to one vote per share. As of September 30, 2021, 500,000,000 common stock shares were authorized; 146,269,591 shares were issued, and 146,194,212 shares were outstanding. No preferred stock has been designated or issued.

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

During the three months ended September 30, 2021, the Company issued an aggregate of 1,025,000 shares for corporate advisory expertise and consulting services at a value of $0.5 million. The Company as noted in Note 10 – Debt, issued convertible debt and warrants. The Company used a ‘With and Without’ valuation method to obtain a fair value for the warrants as of the July grant date. This valuation method yielded a fair value of $0.18 warrant share. The warrants were valued at $0.8 million and recorded in equity. The Warrants are exercisable for five years from the original issue date.

Stock Options

A summary of stock option activity for the nine-month period ended September 30, 2021 is as follows:

	Number of Options (in Shares)	Weighted Average Exercise Price
Outstanding, January 1, 2020	-	-
Granted	1,656,000	$2.00
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2021	1,656,000	$2.00

Exercisable, September 30, 2021	1,656,000	$2.00

The Company’s valued the stock options based on the Monte Carlo valuation methodology on July 20, 2021, the stock options grant date. The stock options were immediately vested and have a life of ten years. The value of the awards was determined to be approximately $0.4 million over the derived service period. The fair value of the common stock as of the grant date was determined to be $0.24 per share. The Company recognized approximately $0.03 million of stock-based compensation for the quarter ended September 30, 2021. The unrecognized stock-based compensation of $0.3 million will be recorded over the derived service period ending in the second quarter 2024.

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

The Company entered into a Registration Rights Agreement (the “RRA”) dated April 13, 2021. The Company had ninety (90) calendar days following the closing date of its Merger with TTM Digital Assets & Technologies, Inc. on April 14, 2021 (“Merger”) to file an initial registration statement covering the Shares. The ninety (90) calendar day filing date was July 13, 2021 (“Filing Deadline”). The Company did not fulfil its obligation to file a registration statement covering the Shares by July 13, 2021, nor any date thereafter up to and including the filing of this 10Q Filing and therefore has accounted for an accrued liability in the amount of $0.163 million for the nine months ended September 30, 2021. The RRA terminated as of October 14, 2021, by its own terms.

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

Note 14 — Related Party Transactions

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

Lease to Buy Purchase Order

The Company acquired 1,344 GPU data mining equipment with 125 gigahash of computing power in a lease to buy arrangement. The Company agreed to total payments of $2.2 million over 180 days subject to acceleration based on the completion of certain corporate events. Revenue generated by operation of the equipment from April 1, 2021, shall be credited against the purchase price until payment of the balance of the purchase price. The Company has determined that the fair value of the installment payments is $2.1 million and will record $70,000 in financing interest costs for the aggregate $2.2 million in installment payments. The Company recognized approximately $70,000 and $200,000 of such interest expenses during the nine months and three months ended September 30, 2021, respectively

Hosting Facilities Services Order

The Hosting Facility Services Order (the “Hosting Contract”) provided for the provision of hosting facility space and services by CoreWeave. The services are paid for in advance of the service month and the initial term of the hosting services is through June 30, 2022 and renews automatically for successive one year renewal terms unless either party terminates within sixty (60) days of the expiration of the then current term. At the signing of the Hosting Contract an estimated 382 data mining rigs were covered at an estimated monthly cost of approximately $21,556 ($260,000 per year). The Company recorded $130,000 and $60,000 in hosting costs for the nine and three months ended September 30, 2021.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Services Agreement

The initial term of the Services Agreement runs from April 1, 2021, through September 30, 2022, and automatically renews thereafter for successive one (1)-year terms unless either party provides written notice to the other of nonrenewal within sixty (60) days of the expiration of the then current Term. The initiation of the Services Agreement required a one-time payment of $100,000. The monthly base management fee was set to $20.00 per GPU-based Mining System (approximately $20,000 per month), and $6.50 per ASIC-based Mining System. Base management fees are paid in arrears and due within fifteen (15) days of invoice receipt. If, during any calendar month of the Term, CoreWeave operates on average, more than 1,500 Mining Systems on behalf of the Company, the Base Management Fee with respect to the excess Mining Systems above 1,500 is discounted by 40%. The Company recorded $140,000 and $70,000 in mining costs for the nine and three months ended September 30, 2021.

Master Services Agreement

On April 29, 2021, the Company entered into a Master Services Agreement with CoreWeave to provide support to management relating to cryptocurrency expertise, marketing, and other operational matters for a three-month term. The compensation for these services is a fixed fee of $35,000 per 30-day period, which includes 175 hours per period. The Company recorded $110,000 and $30,000 in service costs for the nine and three months ended September 30, 2021.

First Choice International Company, Inc (“First Choice”)

On July 9, 2021, the Company executed an agreement whereby First Choice will provide consulting services to the Company. The Company paid First Choice a fully earned flat fee of $175,000 for its services. The Agreement shall extend for an initial period of six (6) months. Unless immediate termination is otherwise specifically permitted herein, the Company may cancel the agreement by providing thirty (30) calendar days written notice. Notwithstanding, in the event of a Termination Notice, all of the compensation due during the Term or any extension thereof shall be deemed fully earned and/or immediately due and payable.

Bespoke Growth Partners, Inc. (“Bespoke”)

Effective as of April 15, 2021, the Company entered into a consulting agreement with Bespoke.  Under the terms of the consulting agreement, the Company may request Bespoke to expand its services to advise the Company with respect to an up-listing to a national stock exchange. The Company has agreed pay the consultant a $500,000 success fee within 5 days of commencement of trading on a national exchange. As of the period ended September 30, 2021, the Company has paid and/or prepaid compensation and expenses under the consulting agreement totaling $975,000, of which $575,000 was recorded to General and Administrative expenses in the Condensed Consolidated Statements of Operations and the balance of $400,000 was recorded to Prepaid Expenses in the Condensed Consolidated Balance Sheet and will be expensed over the remaining consulting service period.

Ressense LLC

On August 4, 2021, the Company executed a six (6) month business advisory services agreement with Ressense LLC. The services to be provided include potential business activities including acquisition, merger and reverse merger opportunities. As compensation for the performance of services, the Company shall pay $25,000 per month.

Style Hunter, Inc.

On September 26, 2021, the Company acquired a 5% minority interest in Style Hunter, Inc. (“Hunt”).  The Hunt issued 613,723 shares of its common stock: par value $0.0001 per share for $0.81470 per share for a total price of $500,000. The Company shall have a one-time option to purchase an additional $500,000 of the Common Stock (“Option”) on or before the 360-day anniversary of Closing Date as follows: (i) if the Buyer exercises its Option prior to the 90-day anniversary of Closing Date the per-share purchase price of the additional shares of Common Stock (the “Option Price”) shall be $0.81470 (a $10,000,000 Company valuation), (ii) if the Buyer exercises its Option after the 90-day anniversary of Closing Date, but prior to the 180-day anniversary of Closing Date, the Option Price will be $1.22200 (a $15,000,000 Company valuation), or (iii) if the Buyer exercises its option after the 180-day anniversary of Closing the Option Price will be $2.03670 (a $25,000,000 Company valuation).

Note 15 — Subsequent Event

On November 2, 2021, the Company entered into a Membership Interest Purchase Agreement with BWP Holdings LLC to purchase the remaining 50% interest in Up North Hosting LLC. The aggregate purchase price for the membership interest is $1.0 million in cash and 1 million shares of restricted common stock, $0.00001 par value of the Company. The restricted common stock was issued to an executive of BWP Holdings LLC who was hired by the Company on October 1, 2021, as the Company’s Chief Technology Officer (“CTO”). The Company issued the CTO a one-time sign-on bonus of One Hundred Thousand (100,000) shares of restricted common stock of the Company. The CTO will be entitled to additional shares of restricted common stock on two subsequent anniversary dates.

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

Overview of the Company’s Subsidiaries

TTM Digital

TTM Digital is a digital asset technology and mining company that owns and operates a large number of specialized cryptocurrency mining processors and is currently focused on the Ethereum blockchain ecosystem. Following the Merger, the business of TTM Digital has become a primary business segment of the Company.

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

Sysorex Government Services

SGS is a provider of information technology solutions from multiple vendors, including hardware products, software, services, including warranty and maintenance support, offered through our dedicated sales force, ecommerce channels, existing federal contracts and service team. Since our founding, we have served our customers by offering products and services from key industry vendors such as Aruba, Cisco, Dell, GETAC, Lenovo, Microsoft, Panasonic, Samsung, Symantec, VMware and others. We provide our customers with comprehensive solutions incorporating leading products and services across a variety of technology practices and platforms such as cyber, cloud, networking, security, and mobility. We utilize our professional services, consulting services and partners to develop and implement these solutions. Our sales and marketing efforts in collaboration with our vendor partners, allow us to reach multiple customer public sector segments including federal, state and local governments, as well as educational institutions.

The financial statements present the combined results of operations, financial condition, and cash flows of Sysorex and its subsidiaries. These financial statements were prepared on a combined basis because the operations were under common control. All intercompany accounts and transactions have been eliminated between the combined entities.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, which are the accounting principles that are generally accepted in the United States of America. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the nine-month period ended September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 8-K/A filed with the SEC on June 24, 2021.

Known Trends or Uncertainties

TTM Digital has an evolving business model which is subject to various uncertainties. As digital assets and blockchain technology become more widely utilized on a mass scale, we anticipate that the services and products associated with the technologies will continue to evolve. To successfully continue in the industry, our business model may need to evolve to reflect the trends of the industry. Over time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that we will be successful or that the future industry or business operation changes will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Management cannot provide any assurances that we will identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities to current or future competitors. As anticipated, any such circumstances could have a material adverse effect on our business, prospects, or operations. There is a possibility of digital asset mining algorithms transitioning to proof-of-stake validation and other mining-related risks, which could make us less competitive and ultimately adversely affect our business and our ability to generate revenues. When and if Ethereum switches to “proof-of-stake” our GPUs will no longer be able to mine Ethereum. TTM Digital will mine other coins with the GPUs. At that time, instead of mining with GPUs, the amount of Ethereum accumulated in our treasury will be used to staked to the network in the “proof-of-stake model” When you proof-of-stake, you earn rewards based on the amount of Ethereum you have. Further, TTM Digital is concentrated in operations to support the ‘Web 3.0’ movement of leveraging the decentralized blockchain protocol for processing financial transactions and ownership rights. Additionally, on August 5, 2021, the London Hard Fork protocol (EIP 1559) went into effect which includes changes in Ethereum’s handling of transaction fees. EIP 1559 improves the efficiency of commissions, mainly on the user side. At the block level, EIP 1559's scheme allows the base fee to vary by up to 12.5% from block to block, allowing users to predict and pay a relatively accurate fee based on the rules to improve the user experience. This comes at the expense of Ethereum miners by not providing the base fee as part of the block reward for mining a block. EIP 1559 is designed to make Ethereum less inflationary by taking or “burning” ETH out of circulation, which is the excess ETH leftover from the lower transaction fee. These changes could have an impact on the Company’s future potential Ethereum revenue stream due to less Ethereum being distributed per mined block, if not offset by an increase in the value of ETH and/or additional transaction tipping, the process by which a user can pay an additional amount to ensure a transaction is processed very quickly. The Company did not see any financial impact during the quarter ended September 30, 2021.

SGS experiences variability in our net sales and operating results on a quarterly basis as a result of many factors. SGS experiences some seasonal trends in our sales of technology solutions to government and educational institutions. For example, the fiscal year-ends of U.S. Public Sector customers vary for those in the federal government space and those in the state and local government and educational institution (“SLED”) space. SGS generally sees an increase in our second quarter sales related to customers in the U.S. SLED sector and in our third quarter sales related to customers in the federal government space as these customers close out their budgets for their fiscal year (June 30th and September 30th, respectively). SGS may also experience variability in our gross profit and gross profit margin as a result of changes in the various vendor programs we participate in and its effect on the amount of vendor consideration we receive from a particular vendor or their authorized distributor/wholesaler, may be impacted by a number of events outside of our control.

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

Effective on April 1, 2021, TTM Digital entered into an Asset Contribution and Exchange Agreement to acquire 3,130 GPUs, and thereafter a Purchase Order on April 1, 2021, for a lease-to-buy financing arrangement to acquire 1,344 GPUs with CoreWeave, with both CoreWeave agreements closing on or after April 1, 2021. In connection with the Contribution and Exchange Agreement, TTM Digital issued equity to the sellers representing 28.65% of the pre-merger equity outstanding for TTM Digital and agreed to installment payments of $2.2 million over 180 days subject to acceleration based on the completion of certain corporate events. Additionally, the parties entered a service agreement on the same date providing for installation and configuration, operation, and management of the mining systems of TTM Digital by CoreWeave. It includes the use of the management software to monitor, maintain, troubleshoot, and communicate with the hosting service providers as well as certain physical repairs. As part of the arrangement, the Company made an initial down payment of $100,000 which was applied to future invoices. The ongoing fee is determined based on the number of specific mining systems under the Service Agreement. Based on the number and type of units at the arrangement’s inception, monthly costs are expected to be $32,400. All third-party software costs associated with the Services and operation of the equipment will be passed through to the Company. The initial term of the agreement expires on June 30, 2022, and shall automatically renew thereafter for successive one (1)-year terms unless either party terminates within sixty (60) days of the then current term.

On July 7, 2021, the Company consummated the initial closing of a private placement offering (the “Offering”) pursuant to the terms and conditions of a Securities Purchase Agreement. At the initial closing the Company sold the purchasers (i) 12.5% Original Issue Discount Convertible Debentures in an aggregate principal amount of $9,990,000 and (ii) warrants to purchase up to 3,534,751 shares of common stock of the Company. The Company received total gross proceeds of $8,880,000 taking into account the 12.5% discount before deducting placement agent fees and expenses of approximately $913,000. The Debentures mature on July 7, 2022, subject to a three-month extension upon mutual agreement of the Company and the holder.

On August 13, 2021, the Company consummated the second closing of the offering pursuant to the same terms and conditions of the Securities Purchase Agreement dated July 7, 2021. At the second closing, the Company sold the purchasers (i) 12.5% Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $3,976,875 and (ii) warrants to purchase up to 1,862,279 shares of common stock of the Company. The Company received a total of $3,535,000 in gross proceeds following the second closing taking into account the 12 % discount before deducting placement agent fees and expenses of approximately $354,000. The Debentures mature on August 13, 2022, subject to a three-month extension upon mutual agreement of the Company and the holder.

Three Months Ended September 30, 2021, Compared to Three Months Ended September 30, 2020

Summary of Mining Result

The following table presents the roll forward of digital asset activity during the respective periods:

	Three months ended September 30,
	2021	2020
Opening Balance	$105	$26
Revenue from mining	2,992	614
Received for membership interest	-	46
Payment of Mining equipment under lease to buy arrangement	(72)	-
Mining pool operating fees	(30)	(1)
Management fees	-	(87)
Owners’ distributions	-	(345)
Impairment of digital assets	(325)	-
Proceeds from sale of digital assets	(339)	(180)
Realized gain on sale of digital assets	3	(8)
Ending Balance	$2,334	$65

Revenues

Revenues for the three months ended September 30, 2021, and 2020 were $4.9 million and $0.6 million, respectively. TTM mining revenues for the three months ended September 30, 2021, and 2020, were approximately $3.0 million and $0.6 million, respectively. As disclosed in the notes to the financial statements, Note 2 - Basis of Presentation, the acquisition/merger was effective April 14, 2021, which resulted in SGS’s reporting period of April 15, 2021 through September 30, 2021. SGS revenues for the three months ended September 30, 2021, was approximately $1.9 million. SGS revenues resulted from product sales to U.S. governmental agencies and local county governments. Revenues from mining are impacted significantly by volatility in cryptocurrency prices. For the three months ended September 30, 2021, and 2020, TTM mined 1,069 ETH and 1,739 ETH respectively, with approximately 9,000 GPUs and 5,000 GPU’s per respective period. In 2021, due to increased competition, it became four times harder to mine compared to2020, where there were fewer miners and the Company could generate more ETH with fewer GPU’s. The average price of Ethereum mined in Q3 2021 was approximately $2,771 compared to approximately $353 in Q3 2020.

Mining, Product, and Service Costs

Mining, product, and service costs for the three months ended September 30, 2021, of approximately $1.9 million consisted of TTM’s direct production costs of mining operations were approximately $0.4 million, including utilities and fees, but excluding depreciation, which are separately stated and SGS’s cost primarily of product sales of approximately $1.1 million. Mining costs for the three months ended September 30, 2020, was approximately $0.4 million. TTM’s direct cost did not increase in a direct linear correlation with the increase in operational Gigahash capacity due to the increased efficiencies of the new and replacement equipment, in addition to the seasonality of power pricing.

Depreciation

Depreciation expense in the three months ended September 30, 2021, totaled approximately $1.3 million, compared to $0.2 million during the three months ended September 30, 2020. The increase in depreciation is primarily attributable to the CoreWeave assets acquired disclosed in the notes to the financial statements. The increased asset base of approximately $14.2 million resulted in increased depreciation year over year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) for the three months ended September 30, 2021, was $3.7 million, which were associated with non-employee compensation costs, professional fees incurred related to the acquisition, and corporate transaction costs incurred. TTM Digital has minimal SG&A costs for the three months ended September 30, 2020, due to efforts to limit expenditures while expanding operational capacities.

Other Income and Expense

Other income and expense for the three months ended September 30, 2021, and 2020 were approximately $1.0 million, primarily related to interest expense and $0.03 million, primarily related to gain on disposal of assets, respectively

Nine Months Ended September 30, 2021, Compared to Nine Months Ended September 30, 2020

Summary of Mining Result

The following table presents the roll forward of digital asset activity during the respective periods:

	Nine months ended September 30,
	2021	2020
Opening Balance	$24	$26
Revenue from mining	9,244	614
Received for membership interest	-	46
Payment of Mining equipment under lease to buy arrangement	(1,091)	-
Mining pool operating fees	(96)	(1)
Management fees	(322)	(87)
Owners’ distributions	(1,521)	(345)
Impairment of digital assets	(325)	-
Proceeds from sale of digital assets	(3,670)	(180)
Realized gain on sale of digital assets	91	(8)
Ending Balance	$2,334	$65

Revenues

Revenues for the nine months ended September 30, 2021, and 2020 were $13.1 million and $1.2 million, respectively. TTM mining revenues for the nine months ended September 30, 2021, and 2020 were approximately $9.2 million and $1.2 million, respectively. As disclosed in the notes to the financial statements, Note 3 Basis of Presentation, the acquisition/merger was effective April 14, 2021 which resulted in SGS’s reporting period of April 15, 2021 through September 30, 2021. SGS revenues for the period April 15, 2021 through September 30, 2021, was approximately $3.9 million. SGS revenues resulted from product sales to U.S governmental agencies and local county governments. Revenues from mining are impacted significantly by volatility in cryptocurrency prices and as a result, revenues per Ethereum unit increased greatly year to year in addition to a 110% increase in Gigahash processing power in the quarter ended September 30, 2021. The average price of Ethereum mined in the first three quarters of 2021 was approximately $2,276 compared to approximately $256 in the first three quarters of 2020.

Mining, Product, and Service Costs

Mining, product, and service costs for the nine months ended September 30, 2021, of approximately $4.0 million consisted of TTM’s direct production costs of mining operations of approximately $0.9 million, including utilities and fees, but excluding depreciation, which are separately stated and SGS’s cost primarily of product sales of approximately $3.1 million. TTM’s direct cost did not increase in a direct linear correlation with the increase in operational Gigahash capacity due to the increased efficiencies of the new and replacement equipment, in addition to the seasonality of power pricing.

Depreciation

Depreciation expense in the nine months ended September 30, 2021, totaled approximately $2.8 million, compared to $0.6 million during the nine months ended September 30, 2020. The increase in depreciation is primarily attributable to the CoreWeave assets acquired disclosed in the notes to the financial statements. The increased asset base of approximately $14.2 million resulted in increased depreciation year over year.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) for the nine months ended September 30, 2021, was $8.4 million, which were associated with non-employee compensation costs and professional fees incurred related to the acquisition and corporate transaction costs incurred. TTM Digital has minimal SG&A costs for the nine months ended September 30, 2020, due to efforts to limit expenditures while expanding operational capacities.

Other Income and Expense

Other income and expense for the nine months ended September 30, 2021, and 2020 were approximately $25 million and $0.4 million primarily related to a gain on disposal of assets, respectively. For the nine months ended September 30, 2021, SGS recorded approximately $22.0 million in merger charges, $2.0 million in debt restructuring fees and $1.0 million in interest costs, related to the acquisition as disclosed in Note 2 Basis of Presentation to the financial statements.

Liquidity and Capital Resources as of September 30, 2021

Going Concern

As of September 30, 2021, the Company had an approximate cash balance of $4.3 million, working capital deficit of approximately $10.6 million, and an accumulated deficit of approximately $28.1 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the issuance of these financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

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

Our capital resources and operating results as of and through September 30, 2021, consist of the:

1) An overall working capital deficit of $10.6 million,

2) Cash and cash equivalents of $4.3 million,

3) Net cash used in operating activities of $5.8 million,

4) Net cash provided by investing activities of $3.1 million, and

5) Net cash provided in financing activities of $6.9 million.

Operating Activities

Net cash used in operating activities was $5.8 million during the nine months ended September 30, 2021. Cash was consumed from continuing operations by the net loss of $28.0 million, plus non-cash and one-time items of $30.5 million, consisting primarily of merger charges of $22.0 million, non-employee compensation costs of $2.4 million, shares issued in exchange for services, restructuring fees of $2.0 million, and depreciation and amortization of $3.0 million offset by, changes in assets and liabilities of $8.0 million.

Net cash used in operating activities was $0.4 million during the nine months ended September 30, 2020. Cash was consumed from the net loss of less than $0.2 million, plus non-cash items of $1.2 million, consisting of depreciation of $0.6 million, offset primarily by decreases in digital assets of $1.1 million.

Investing Activities:

Net cash provided by investing activities during the nine months ended September 30, 2021, was approximately $3.1 million, primarily driven from proceeds from the sale of digital assets and offset in its’ investments Up North and Style Hunter. Net cash provided by investing activities for the nine months ended September 30, 2020, was approximately $0.1 million, driven primarily from the proceeds from the sale of digital assets.

Financing Activities:

Net cash provided by financing activities during the nine months ended September 30, 2021, was approximately $6.9 million. Net cash provided by financing activities for the nine months ended September 30, 2020, was less than $0.6 million. The net cash provided by financing activities during the nine months ended September 30, 2021, was from the repayment of loans of $4.3 million and offset by net proceeds received for short term debt of $11.2 million.

Liquidity and Capital Resources as of September 30, 2021, Compared to September 30, 2020

The Company’s net cash flow used in operating, investing and financing activities for the nine months ended September 30, 2021, and 2020 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
(Thousands, except per share data)	2021	2020
Net cash used in operating activities	$(5,799)	$(433)
Net cash provided by (used in) investing activities	3,095	(110)
Net cash provided by financing activities	6,905	570

Net increase in cash	$4,201	$27

	September 30, 2021	December 31, 2020

Cash	$4,268	$67
Working capital (deficit)	$(10,592)	$(91)

Operating Activities:

Net cash used in operating activities during the nine months ended September 30, 2021, and 2020, was $6.9 million and $0.4 million, respectively. Net cash used in operating activities during the nine months ended September 30, 2021, consisted of the following (in thousands):

Net loss	$(27,994)
Non-cash income and expenses	30,532
Net change in operating assets and liabilities	(8,337)
Net cash used in operating activities	$(5,799)

The non-cash income and expenses of $30,532 consisted of (in thousands):

$2,824	Depreciation expense
28	Stock compensation
631	Amortization of debt discount
264	Amortization of intangibles
2,000	Debt extinguishment fee
22,004	Merger charges
(38)	Gain on settlement of vendor liabilities
325	Impairment of digital assets
(91)	Realized gain on sale of digital assets
79	Equity in earnings of equity method investment
(9)	Change in fair value of accrued issuable equity
138	Loss on sale of mining equipment
2,377	Issuance of shares in exchange for services
$30,532	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities totaled $(8,337) and consisted of the following (in thousands):

$4,010	Increase in accounts receivable and other receivables
(72)	Prepaid assets and other current assets
(3,908)	Decrease in accounts payable
442	Decrease in accrued liabilities and other payables
(8,826)	Decrease in digital assets
17	Related party receivable
$(8,337)	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash provided by investing activities during the nine months ended September 30, 2021, was approximately $3.1 million, primarily driven from proceeds from the sale of digital assets of $3.7 million, offset by investments in Style Hunter and Up North of $0.6 million. Net cash used in financing activities for the nine months ended September 30, 2020, was approximately $0.1 million, driven by the purchase of mining equipment.

Financing Activities:

Net cash provided by financing activities during the nine months ended September 30, 2021, was approximately $6.9 million. Net cash provided by financing activities for the nine months ended September 30, 2020, was approximately $0.6 million. The net cash used in financing activities during the nine months ended September 30, 2021, was from the repayment of loans of $4.3 million and offset by net proceeds received from short term debt.

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

The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting. The Company recognized realized gains through the sale and disbursement of digital assets during the three and nine months ended September 30, 2021, of $0.004 million and $0.09 million, respectively. For the three and nine months ended September 30, 2020, the Company recognized realized gains of $(0.008) million and $0.06 million, respectively.

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

Professional Services Revenue Recognition

SGS’s professional services include fixed fee contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the nine months ended September 30, 2021, SGS did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

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

Adjusted EBITDA for the three months ended September 30, 2021, was a loss of $1.1 million compared to a gain of $0.4 million for the prior year period. Adjusted EBITDA for the nine months ended September 30, 2021, was a gain of $3.1 million compared to a gain of $0.8 million for the prior year period.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex, which is our GAAP operating performance measure, to Adjusted EBITDA for the three and nine months ended September 30, 2021, and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net gain (loss)	$(3,462)	$241	$(27,994)	$160
Interest expense	897	-	926	-
Income taxes	-	-	-	-
Depreciation and amortization	1,422	213	3,088	619
EBITDA	(1,143)	454	(23,980)	779
Adjustments:
Non-recurring one-time charges:
Merger charges	-	-	22,004	-
Debt Restructuring fee	-	-	2,000	-
Acquisition related costs – Accounting acquirer	-	-	2,884	-
Acquisition related costs – Accounting acquiree	-	-	209	-
Adjusted EBITDA	$(1,143)	$454	$3,117	$779

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	we believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non-cash items including stock based compensation, amortization of intangibles, change in the fair value of shares to be issued, impairment of goodwill and one time charges including gain/loss on the settlement of obligations, severance costs, provision for doubtful accounts, acquisition costs and the costs associated with public offerings; and

●	we believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance.

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

Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were ineffective. As a result of the Merger transaction, the Company is in the process of assessing and improving its internal control processes and expanding its financial operations and reporting infrastructure.

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

No material developments relating to our legal proceedings during the quarterly period September 30, 2021, occurred, since the filing of our Quarterly Report on Form 10-Q for the period ended June 30, 2021, (“Second Quarterly Report”). Information regarding our legal proceedings included in Part II, item 1 of the Second Quarterly Report is incorporated herein by reference.

There are no proceedings in which any of the directors, officers, or affiliates of the Company, or any registered or beneficial holder of more than 5% of the Company’s voting securities, is an adverse party or has a material interest adverse to that of the Company.

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

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $5.1 million as of September 30, 2021, which is approximately 19% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation.

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

To the extent that a significant majority of users and miners on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software. However, if less than a significant majority of users and miners on the cryptocurrency network consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “fork” of the network, with one prong running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel yet lacking interchangeability and necessitating exchange-type transactions to convert currencies between the two forks. Additionally, it may be unclear following a fork which fork represents the original asset and which is the new asset. Different metrics adopted by industry participants to determine which is the original asset include: referring to the wishes of the core developers of a cryptocurrency, blockchains with the greatest amount of hashing power contributed by miners or validators; or blockchains with the longest chain. A fork in the network of a particular cryptocurrency could adversely affect an investment in our securities or our ability to operate.

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

Risks Related to Ownership of our Common Stock

A large number of shares of Common Stock has recently become eligible for public sale or may be subject to rights requiring us to register them for public sale which could depress the market price of our Common Stock, even if our business is doing well. A substantial number of shares of our Common Stock may be sold in the near future.

The market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market. The perception that these sales could occur may also depress the market price of our Common Stock. Stockholders owning an aggregate of up to 25,824,848 shares of our Common Stock in connection with the Merger have recently become entitled, under agreements providing for registration rights or pursuant to Rule 144 promulgated under the Securities Act (and subject to limitations of Rule 144 and applicable securities laws), to sell or to require us to register shares owned by them for public sale in the United States.

Exempted sales of our shares of Common Stock or sales pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Common Stock to fall and make it more difficult for investors to sell shares of our Common Stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 20, 2021, the Company issued 75,000 shares of Common Stock to a law firm in consideration of legal services provided.

On August 5, 2021, the Company issued 50,000 shares of Common Stock to an attorney in consideration of legal services provided.

On September 2, 2021, the Company issued the aggregate of 150,000 shares of Common Stock to an individual in consideration of corporate advisory services pursuant to an advisory agreement.

On September 7, 2021, the Company issued the aggregate of 200,000 shares of Common Stock to an individual in consideration of corporate advisory services pursuant to an advisory agreement.

The issuance of the shares in the aforementioned issuances was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and/or Rule 506 of Regulation D promulgated thereunder, since, among other things, the transactions did not involve a public offering.

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

Date: November 15, 2021	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of April 8, 2021, by and among Sysorex, Inc., TTM Acquisition Corp., and TTM Digital Assets & Technologies, Inc.	8-K	000-55924	10.1	April 14, 2021

3.1.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018

3.1.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019

3.2.1	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018

3.2.2	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018

4.1	Form of Prefunded Warrant	8-K	000-55924	4.1	June 1, 2021

4.2	Form of 12.5% Original Issue Discount Senior Secured Convertible Debenture	8-K	000-55924	4.1	July 12, 2021

4.3	Form of Warrant to purchase shares of common stock or units of common stock and common stock purchase warrants	8-K	000-55924	4.2	July 12, 2021

10.1	Form of Securities Purchase Agreement	8-K	000-55924	10.1	July 12, 2021

10.2	Form of Security Agreement	8-K	000-55924	10.2	July 12, 2021

10.3	Subsidiary Guarantee	8-K	000-55924	10.3	July 12, 2021

10.4*	First Amendment to Sysorex, Inc. 2018 Equity Incentive Plan	8-K	000-55924	10.1	July 26, 2021

10.5*	First Agreement to Employment Agreement, effective as of July 20, 2021, by and among the Company, TTM digital Assets & Technologies, Inc. and Wayne Wasserberg	8-K	000-55924	10.2	July 26, 2021

10.6*	Board of Directors Agreement by and between the Company and William B. Stilley, III dated September 3, 2021.	8-K	000-55924	10.1	September 10, 2021

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021					X

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021					X

32.1#	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

#	This certification is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

*	Agreement with management or compensatory plan or arrangement.