Form 10-K
period 2021-12-31
Sysorex, Inc.
filed 2022-04-14
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number 000-55924

SYSOREX, INC.
(Exact name of registrant as specified in its charter)

Nevada	68-0319458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13880 Dulles Corner Lane, Suite 120, Herndon, VA	20171
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 680-7412

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $567,989,027 based on the closing price reported for such date on the OTCQB Marketplace.

As of April 12, 2022, the registrant had 290,303,439 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYSOREX, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with mergers and acquisitions.

●	the effect of COVID-19, closure of offices and site location(s); on our ability to service our customers resulting in less revenues;

●	our cash position and our history of losses.

●	our ability to achieve profitability.

●	customer demand for the products and services we offer.

●	the impact of competitive or alternative services, products, technologies, and pricing.

●	increased delays in delivery of product due to worldwide strain on supply chain primarily due to labor, raw material, and chip shortages.

●	general economic conditions and events and the impact they may have on us, on our customers, and on our potential customers.

●	a security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems.

●	decrease in value of digital assets

●	general cryptocurrency risks.

●	technological changes and developments in the blockchain and cryptocurrencies.

●	risks related to changes of rules and regulations in connection with cryptocurrencies in general and Ethereum in particular.

●	risks related to Ethereum’s transition from “proof-of-work” to “proof-of-stake” model that may render mining activities within Ethereum blockchain obsolete.

●	risks related to the loss of assets of our cryptocurrency mining facility held with a third party.

●	competition for blockchain platforms and technologies, including but not limited to non-fungible tokens (“NFTs”);

●	our ability to obtain adequate financing in the future.

●	our ability to continue as a going concern.

●	our ability to complete strategic transactions, which may include acquisitions, mergers, dispositions, joint ventures, or investments.

●	lawsuits and other claims by third parties.

●	our success at managing the risks involved in the foregoing items; and

●	other factors discussed in this report.

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

ii

PART I

ITEM 1: BUSINESS

Overview

Sysorex, Inc. is a technology company focused on Ethereum mining and the Ethereum blockchain and information technology solutions primarily in the public sector segments including federal, state and local governments. The Company has two wholly owned subsidiaries: TTM Digital Assets & Technologies, Inc. (“TTM Digital”) and Sysorex Government Services, Inc. (“SGS”). Following the Company’s Merger with TTM Digital in April 2021, the Company shifted its primary business focus to the mining of Ethereum and opportunities related to the Ethereum blockchain. In addition to the mining of Ethereum, the Company continues to operate its wholly owned subsidiary, SGS, a business that provides information technology products, solutions, and services to federal, state, and local government, including system integrators.

The Company made the decision to divest certain mining equipment and the data center of the TTM Digital reporting unit (“TTM Assets”) and commenced discussions with a third party to execute an asset sale in the spring of 2022. On March 24, 2022, the Company executed with a third party an agreement which includes certain binding and non-binding provisions. Pursuant to the agreement, the Company and the third party agreed to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets and certain associated real property. The TTM Assets to be sold will not include the Company’s Ether funds generated prior to and held at Closing (as hereinafter defined) and any graphics processing units or associated assets maintained and operated by the Company at a co-located facility in North Carolina. The definitive terms of the sale of Assets will be set forth in definitive transaction agreements (the “Definitive Documentation”) to be executed by the parties.

The Closing of the TTM Asset sale transaction (the “Closing”) shall occur, subject to the satisfaction or waiver of the Closing conditions set forth in Definitive Documentation no later than May 24, 2022, unless mutually extended in writing by the parties, subject to the parties’ meeting certain Closing conditions to be agreed upon in the Definitive Documentation. Notwithstanding the foregoing, the Definitive Documentation shall also include an outside date that is not more than three (3) months after the date of the execution thereof unless mutually extended in writing by the parties to allow the parties to obtain regulatory approvals, required consents, and shareholders approvals.

The Definitive Documentation will include certain other terms and conditions which are customary in asset sale and real property sale agreements.

Even with the partial sale of TTM Assets, the Company intends to stay in the blockchain industry. The Company will continue to mine Ethereum and through the Ethereum blockchain expand into decentralized applications (dApps), targeting decentralized financing (DeFi), and Non-fungible tokens (NFTs). Through expansion within this space, Sysorex will develop intellectual property that becomes Company assets. Our plan is to target the largest potential customer, the U.S. Government, by developing decentralized solutions that reduces costs, increases security, and expands transparency using blockchain technology. On March 9, 2022, President Biden issued the “Executive Order on Ensuring Responsible Development of Digital Assets. This executive order provides the framework for U.S. Congress to establish laws and regulations around blockchain technology.

TTM Digital

TTM Digital is a digital asset technology and mining company that owns and operates a large number of specialized cryptocurrency mining processors and is currently focused on the Ethereum blockchain ecosystem. Following the reverse merger on April 14, 2021, the business of TTM Digital has become a business segment of the Company.

TTM Digital was originally formed as a Delaware limited liability company on June 28, 2017, under the name of TTM Ventures LLC. Thereafter, on March 30, 2021, it filed a certificate of conversion to a non-Delaware entity with the Secretary of State of the State of Delaware together with Articles of Conversion and Articles of Incorporation with the Nevada Secretary of State filed on the same date. As a result, of such conversion, TTM Digital has become a Nevada corporation under the name of “TTM Digital Assets & Technologies, Inc.”

TTM Digital has an evolving business model which is subject to various uncertainties. As digital assets and blockchain technology become more widely utilized on a mass scale, we anticipate that the services and products associated with the technologies will continue to evolve. To successfully continue in the industry, our business model may need to evolve to reflect the trends of the industry. Over time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that we will be successful or that the future industry or business operation changes will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Management cannot provide any assurances that we will identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities to current or future competitors. As anticipated, any such circumstances could have a material adverse effect on our business, prospects, or operations. There is a possibility of digital asset mining algorithms transitioning to proof-of-stake validation and other mining-related risks, which could make us less competitive and ultimately adversely affect our business and our ability to generate revenues. When and if Ethereum switches to “proof-of-stake” our GPUs will no longer be able to mine Ethereum. As a result, the Company has made the decision to divest certain mining equipment. The Company and a third party agreed to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets. TTM Digital will continue to mine Ethereum until that point in time in which the network switches to “proof-of-stake”. At that time, instead of mining with GPUs, the amount of Ethereum accumulated in our treasury will be used to stake to the network in the “proof-of-stake model.” The proof-of-stake will earn the Company rewards based on the amount of Ethereum you have. The more ETH you have staked, the more chances you have algorithmically of being selected by the beacon chain as an attestor to earn rewards. On August 5, 2021, the London Hard Fork protocol (EIP 1559) went into effect which includes changes in Ethereum’s handling of transaction fees. EIP 1559 improves the efficiency of commissions, mainly on the user side. At the block level, EIP 1559's scheme allows the base fee to vary by up to 12.5% from block to block, allowing users to predict and pay a relatively accurate fee based on the rules to improve the user experience. This comes at the expense of Ethereum miners by not providing the base fee as part of the block reward for mining a block. EIP 1559 is designed to make Ethereum less inflationary by taking or “burning” ETH out of circulation, which is the excess ETH leftover from the lower transaction fee. These changes could have an impact on the Company’s future potential Ethereum revenue stream due to less Ethereum being distributed per mined block, if not offset by an increase in the value of ETH and/or additional transaction tipping, the process by which a user can pay an additional amount to ensure a transaction is processed very quickly.

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

For the year ended December 31, 2021, our sales to federal, state and local governments accounted for approximately 100% of our SGS net sales. Our past customers have included, among others, federal and international government agencies and state and local governments. Although SGS has had many customers, two customers generated approximately 71% of SGS’s gross revenue during the year ended December 31, 2021. One customer accounted for 44% of SGS’s gross revenue in 2021; however, this customer may or may not continue to be a significant contributor to revenue in 2022. We plan to continue to focus our efforts on existing and potential government customers.

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

Employees

As of April 12, 2022, we had 22 full-time employees. We believe our employee relations to be good.

Corporate Information

Our office is located at 13880 Dulles Corner Lane, STE 120, Herndon, Va. 20171 which is where our records are kept. Our website addresses are www.sysorexinc.com and www.ttmdigitalassets.com. Our telephone number is (703) 961-1125.

ITEM 1A: RISK FACTORS

Although smaller reporting companies like the Company are not required to respond to this item, we have elected to do so in the interest of full disclosure.

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K and in conjunction with the Company’s 8-K/A filed with the SEC on June 24, 2021, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or believe are not material may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the trading price of our Common Stock could decline, and you could lose part or all your investment.

Risks Related to our Business

We have a history of operating losses and our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

As of December 31, 2021, the Company had an approximate cash balance of $0.6 million, working capital deficit of approximately $13.2 million, and an accumulated deficit of approximately $40.9 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the issuance of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company does not believe that its capital resources as of December 31, 2021, its ability to mine cryptocurrency, availability on the SGS SouthStar credit facility to finance purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations. On March 24, 2022, Company executed an agreement with a third party which includes certain binding and non-binding provisions. The Company and the third party agreed to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets and certain associated real property which is expected to close on May 24, 2022. The Company will still require additional funds to support its obligations for the next twelve months. The Company is exploring a number of possible solutions to its financing needs, including efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition.

Our capital resources and operating results, as of and through December 31, 2021, consist of the (i) An overall working capital deficit of $13.2 million, (ii) Cash and cash equivalents of $0.6 million, of (iii) Net cash used in operating activities of $(8.5) million, (iv) Net cash provided by investing activities of $2.2 million, and (v) Net cash provided in financing activities of $6.9 million.

We have material weaknesses in our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and concluded that we had material weaknesses in our internal control over financial reporting and therefore, our disclosure controls and procedures may not be effective in providing material information required to be included in any future periodic SEC filings on a timely basis and to ensure that information required to be disclosed in any future periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. See “Item 9A: Controls and Procedures.” More specifically, our internal control over financial reporting was not effective due to the following material weaknesses:

1.	The Company does not have a formal top-down risk assessment process to identify significant process areas, underlying key controls, nor does the Company have a monitoring process in place to monitor internal control over financial reporting.

2.	The Company did not properly design or maintain effective entity level monitoring controls over the financial close and reporting process. The Company’s controls surrounding the review of financial statements, vendor agreements, and key reconciliations were not designed and did not operate at a level of precision that would prevent or detect a material misstatement.

3.	The Company did not design and implement appropriate user access controls to ensure segregation of duties that would adequately restrict user access to financially significant information systems, and schedules, specifically surrounding mining revenue and mining equipment.

4.	The Company did not properly design or maintain effective controls over its service organizations and IT vendors. More specifically, the Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate or have controls in place to review the applicable complementary user entity controls described in service organizations’ reports for their potential impact on the Company’s financial reporting.

Although management has implemented, and continues to implement, actions to remediate the underlying causes of the control deficiencies that gave rise the material weaknesses, we cannot provide any assurance that the remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses or other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control over financial reporting and disclosure controls and procedures, our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

The ongoing coronavirus outbreak, and measures taken in response thereto, could continue to have a material adverse effect on our business, results of operations, and financial condition.

Our business is highly susceptible to changes in economic conditions. Our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide and created significant volatility and disruption to financial markets. Efforts to control the spread of COVID-19 have led governments and other authorities to impose restrictions which have resulted in business closures and disrupted supply chains worldwide. As a result, transportation, and supply chain companies such as ours have experienced slowdowns and reduced demand and could continue to negatively impact our business.

Furthermore, quarantines, shelter in place orders, labor shortages due to illness and otherwise, business and facility closures or other disruptions to our operations, or our customers’ operations, have also adversely impacted demand for our services and our ability to provide services to our customers.

We are a holding company whose subsidiaries are given a certain degree of independence, and our failure to integrate our subsidiaries may adversely affect our financial condition.

We have given our subsidiary companies and their executives a certain degree of independence in decision-making. On the one hand, this independence may increase the sense of ownership at all levels; on the other hand, it has also increased the difficulty of the integration of operation and management, which has resulted in increased difficulty of management integration. In the event we are not able to successfully manage our subsidiaries, this will result in operating difficulties and have a negative impact on our business.

We are a relatively small company with limited staff and a limited accounting department. Our limited staff and resources may affect our internal controls over financial reporting. Our failure to implement measures that will ensure adequate controls over our financial and other reporting processes could cause us to fail to meet our financial and other reporting obligations.

While we continue to evaluate and improve our internal controls following the Merger, we are a relatively small company with limited staff, particularly with a limited accounting department. The Company currently relies on the part-time services of third-party consultants to help us with our financial accounting, our reporting obligations, and our controls over financial processes and reporting.

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

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $0.7 million including interest as of December 31, 2021, which is approximately 2.7% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation.

Future issuances of our common stock pursuant to various existing instruments including, but not limited to the existing convertible debentures and right to shares letter agreements could result in additional significant dilution of the percentage ownership of our shareholders and could cause the price of our common stock to decline.

In the future, the Company will have an obligation to issue its common stock pursuant to various securities instruments entitling their holders to receive shares of the Company’s common stock, including but not limited to rights to shares letter agreements and convertible debentures. Although such instruments typically provide for the limitation of the percentage of the common stock of the respective beneficial owners, the holders of such instruments are expected to obtain shares of common stock from time-to-time or, in some instances, to direct the Company to issue the shares of common stock to designated third parties. As a result, our shareholders may be materially diluted, and the price of our common stock may decline.

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

Our existing and future debt obligations could impair our liquidity and financial condition, and if we are unable to meet our debt obligations, the lenders could foreclose on our assets.

All of our assets are encumbered to secure the payment of secured convertible debentures that will require payments if not previously converted to common stock. Our debt and financial obligations:

●	could impair our liquidity;

●	could make it more difficult for us to satisfy our other obligations;

●	require us to dedicate cash flow to payments on our debt and financial obligations, which would reduce the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements;

●	impose restrictions on our ability to incur other indebtedness, grant liens on our assets, and could impede us from obtaining additional financing in the future for working capital, capital expenditures, acquisitions and general corporate purposes;

●	could adversely affect our ability to enter into strategic transactions, public or private equity offerings, and similar agreements, or require us to obtain the consent to enter into such transactions;

●	make us more vulnerable in the event of a downturn in our business prospects and could limit our flexibility to plan for, or react to, changes in our industry and markets; and

●	could place us at a competitive disadvantage when compared to our competitors.

Should we fail to make pay our obligations or fail to comply with any covenants contained in any related agreements, we could be in default regarding that indebtedness. Since we have pledged substantially all of our assets to secure our obligations under the secured convertible debentures, a debt default could enable the lenders to foreclose on the assets securing such debt and could significantly diminish the market value and marketability of our common stock and could result in the acceleration of other payment obligations or default under other contracts.

As further described in the financial statements at Item 8 herein, we believe we are currently in default under the terms of our secured convertible notes.

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

We are commencing operations of digital asset mining, the output of which is cryptocurrencies. We cannot guarantee that such cryptocurrencies or digital assets we will mine are deemed as commodities and not as securities. If the digital assets held by us exceed 40% of our total assets, exclusive of cash, we inadvertently become an investment company. An inadvertent investment company can avoid being classified as an investment company if it can rely on one of the exclusions under the Investment Company Act. One such exclusion, Rule 3a-2 under the Investment Company Act, allows an inadvertent investment company a grace period of one year from the earlier of: (a) the date on which an issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis, and (b) the date on which an issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of government securities and cash items) on an unconsolidated basis. We expect to establish policies that we would work to keep the investment securities held by us at less than 40% of our total assets, which may include acquiring assets with our cash, liquidating our investment securities, or seeking a no-action letter from the Commission if we are unable to acquire sufficient assets or liquidate sufficient investment securities in a timely manner.

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

For example, the adoption of new money transmitter (“MT”) or money services business (“MSB”) statutes in jurisdictions or changes in regulators’ interpretation of existing state and federal money transmitter or money services business statutes or regulations, could subject us to registration or licensing, or limit business activities, cause us to enter relationships with one or more third parties for payment services until we are appropriately licensed. The activities of TTM Digital may cause it to be deemed a MSB under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, TTM Digital may be required to comply with FinCEN regulations, including those that would mandate TTM Digital to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records.

Compliance and classifications are dependent on federal and state regulatory actions and our business activities. We do not believe that we are a money transmitter, because our activities do not cause us to hold, possess or control payment funds on behalf of a consumer or merchant. If we were deemed to be a money transmitter, we would be subject to significant additional regulation. This could increase our costs in operating our business. In addition, a regulator could act against us if it views our payment solution platform as a violation of existing law. Any of these outcomes would negatively affect the market price for our shares and could cause us to cease operations in the certain U.S. States.

Subsequently, on March 9, 2022, the President of the United States issues an executive order outlining a government-wide approach to reviewing six key policy priorities. This includes: protecting US consumers, investors and businesses; protecting US and global financial stability and mitigating economywide financial risks; mitigating money laundering, other illicit finance activity and national security risks; reinforcing US leadership in the global financial system, and technological and economic competitiveness; promoting equitable access to safe and affordable financial services; and Supporting technological advances that promote responsible development and use of digital assets. Unlike China, which has banned all cryptocurrency activities that ultimately pushed more mining investments to the United States, eventual regulation of the cryptocurrency industry may potentially disrupt or temporarily stop mining activities until we conform with new regulatory requirements.

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

The recent New York Senate Bill 6486C seeks to establishes a moratorium on consolidated operations that use proof-of-work authentication methods to validate blockchain transactions; provides that such operations will be subject to a full generic environmental impact statement review. Although the majority of our mining activity is operating using hydroelectric power, New York Senate Bill 6486C may require TTM Digital to halt mining until an environmental impact assessment is completed.

It may be illegal now, or in the future, to acquire, own, hold, sell or use digital assets in one or more countries, and ownership of, holding, or trading in our securities may also be considered illegal and subject to sanction.

Although currently digital assets are not regulated or are lightly regulated in most countries, including the United States, one or more countries such as China, India, and Russia may take regulatory actions in the future that severely restricts the right to acquire, own, hold, sell, or use digital assets or to exchange digital assets for fiat currency. Such an action may also result in the restriction of ownership, holding, or trading in our securities. Such restrictions may adversely affect an investment in us. For example, the Bank of England, in June of 2021, issued a paper for comments in which it explains that stablecoins should have the same regulations as fiat currencies.

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

While our manufacturing partners and component suppliers mostly have been able to continue to operate to date in compliance with applicable regulations and current limitations, future restrictions on their operations could impact their ability to meet global demand for new miners. Concurrently, along with an increased trading price of Ethereum and other cryptocurrencies in the fourth quarter of 2020 and continuing through 2021, we have observed an increased demand for GPU-based rigs during this period. During the second half of 2020 we have already experienced increased per-unit costs for new GPUs, and, if the scarcity of GPUs continues, this trend may continue. If we are unable to acquire new GPUs for our rigs, or if our cost for new GPUs is excessively high, we may not be able to keep up with our competitors, which may materially and adversely affect our business and results of operations. Some manufacturers, such as NVIDIA are splitting their processors into two categories, one for gamers (GPUs) and another for miners now being marketed as Cryptocurrency Mining Processor (CMP) for miners. Manufacturers are attempting to slow down the processing speed of GPUs so that it deters miners from acquiring GPUs and moves them to purchase CMPs for mining purposes. However, miners have developed ways to tweak GPUs to operate as fast as CMPs and this continues to create supply-chain issues for mining processors.

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

When and if Ethereum transitions to proof-of-stake, our GPUs will no longer be able to mine Ethereum, which could have a material adverse effect on our results of operations and the value of our common stock.

Once Ethereum transitions to proof of stake, revenue will be generated from Ethereum by “staking” coins.

Ethereum’s change to proof of stake will require staking of Ethereum to generate revenue. The Ethereum will be locked for a yet to be determined period of time to generate staking rewards. The reward amount is variable and while estimates exist, the actual reward rate is unknown at this time. If the Company does not earn such rewards, it could have a material adverse effect on the Company’s results of operations and on the value of our common stock.

Our future success will depend in large part upon the value of Ethereum, and any sustained decline in its value could adversely affect our business and the results of operations.

Our operating results will depend in large part upon the value of ETH (ETH is the cryptocurrency/token off of the Ethereum blockchain) because it is the cryptocurrency we currently mine. Specifically, our revenues from our Ethereum mining operations are based upon two factors: (1) the number of Ethereum rewards we successfully mine, and (2) the value of ETH. In addition, our operating results are directly impacted by changes in the value of Ethereum. The Company records it’s ETH at cost and will adjust the cost if impaired.

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

For example, our mine could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the mine. The security and other measures we take to protect against these risks may not be sufficient. Additionally, our mine could be materially adversely affected by a power outage or loss of access to the electrical grid or loss by the grid of cost-effective sources of electrical power generating capacity. Given the power requirement, it would not be feasible to run miners on backup power generators in the event of a power outage. Our insurance covers the replacement cost of any lost or damaged miners but does not cover any interruption of our mining activities; therefore, our insurance, therefore, may not be adequate to cover the losses we suffer as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines. The potential impact on our business is currently magnified because we are only operating a single mine.

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

The market price of our Common Stock could decline as a result of sales of a large number of shares of our Common Stock in the market. The perception that these sales could occur may also depress the market price of our Common Stock. Stockholders owning an aggregate of up to 25,824,848 shares of our Common Stock in connection with the Merger have recently become entitled, under agreements providing for registration rights or pursuant to Rule 144 promulgated under the Securities Act (and subject to limitations of Rule 144 and applicable securities laws), to sell or to require us to register shares owned by them for public sale in the United States. Additionally, holders of our outstanding convertible debentures are entitled to convert their debentures into potentially millions of shares of common stock at a substantial discount to the current market price of our common stock, which may, in turn, result in substantial dilution to our existing shareholders.

Exempted sales of our shares of Common Stock or sales pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Common Stock to fall and make it more difficult for investors to sell shares of our Common Stock.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES

Our principal executive offices are located at 13880 Dulles Corner Lane, Suite 120, Herndon, Virginia 20171. We lease this premise, which consists of approximately 5,758 square feet pursuant to a lease that expires on May 31, 2025, with the following gross monthly rent payments:

Gross
Monthly
Rent
Month	Payment
Month 1 – Month 12	$17,514
Month 13 – Month 24	$17,996
Month 25 – Month 36	$18,490
Month 37 – Expiration Date	$18,999

In addition, the Company owns and operates its data center in New York. The data center facility is located in an industrial redevelopment area which has a property tax abatement and pays certain fees in lieu of property taxes under an agreement with the Industrial Development Agency. We believe that our facilities are adequate for our current needs.

ITEM 3: LEGAL PROCEEDINGS

There are no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

Sysorex, Inc., a Nevada corporation (the “Company”), entered into a Promissory Judgment Note dated as of August 15, 2018 (the “Note”), with Tech Data Corporation (“Tech Data”), pursuant to which the Company promised to pay the principal sum of $6,849,423.42 to Tech Data. The Note provides that interest shall accrue on the balance of the Note at the rate of 18% per annum. Due to miscommunication with Tech Data, the Company inadvertently failed to pay, when due, some of the installment payments in the aggregate principal amount of $3,341,801.80, as set forth in the Note and has defaulted under the Note.

On December 14, 2021, the Company became aware that a Confession of Judgment (the “Confession of Judgment”) had been entered against the Company in the Superior Court of the State of California, County of Santa Clara by Tech Data on September 24, 2021. The Confession of Judgement is entered for a total sum of $5,942,559.05, which is comprised of the principal sum of $3,341,801.80 and prejudgment interest in the sum of $2,600,757.25.

Following a negotiation with Tech Data, the Company was able to reduce the Award by in excess of $4.2 million, and on January 13, 2022, the Company and Tech Data entered into a Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid $1,375,000.00 on January 14, 2022. The Award was deemed satisfied in full. Among other things, Tech Data agreed to file an acknowledgment of full satisfaction of judgment attached as an exhibit to the Settlement Agreement, not take any further action against the Company in connection with or relating to the Judgment, and release the Company and its representatives from any and all claims, including the Judgment, which Tech Data may have against the Company based upon any transaction that occurred at any time before the date of the Settlement Agreement.

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

ITEM 4: MINE SAFETY DISCLOSURES

Not Applicable.

 PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock trade on the OTCQB under the symbol “SYSX.” The following table sets forth the high and low closing prices for our common stock for each quarterly period during the years ended December 31, 2020, and 2021, as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
Year Ended December 31, 2020:
January 1, 2020, through March 31, 2020	$0.15	$0.15
April 1, 2020, through June 30, 2020	$0.42	$0.25
July 1, 2020, through December 31, 2020	$0.38	$0.38
October 1, 2020, through December 31, 2020	$0.43	$0.43
Year Ended December 31, 2021:
January 1, 2021, through March 31, 2021	$3.40	$0.30
April 1, 2021, through June 30, 2021	$15.00	$0.79
July 1, 2021, through September 31, 2021	$4.05	$0.68
October 1, 2021, through December 31, 2021	$0.97	$0.19

The closing price of our common stock on the OTCQB on April 11, 2022, was $0.0195.

Stockholders of Record

As of April 11, 2022, there were 211 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held through banks, brokers, other financial institutions and registered clearing agencies.

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

Unregistered Sales of Securities and Use of Proceeds

On April 14, 2021, pursuant to the terms of the Merger Agreement, the Company agreed to issue an aggregate of 150,043,116, less certain pre-funded warrants and rights to receive shares of common stock as follows:

(i)	124,218,268 shares of common stock to the shareholders of TTM Digital in connection with the Merger;
(ii)	20,870,088 shares of common stock (excluding shares reserved for issuance), in exchange for cancellation of $13,582,081 of Company indebtedness and accounts payable as part of the transactions contemplated by the Merger Agreement; and
(iii)	4,954,760 shares of common stock issued in certain other transactions contemplated by the Merger Agreement.

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

On September 3, 2021, the Company issued the aggregate of 50,000 shares of Common Stock to an individual elected to serve as a Board of Director.

On September 7, 2021, the Company issued the aggregate of 200,000 shares of Common Stock to an individual in consideration of corporate advisory services pursuant to an advisory agreement.

On November 2, 2021, the Company issued the aggregate of 1,000,000 shares of Common Stock in consideration for the purchase of the remaining 50% membership interest in Up North.

The above shares have been sold and issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

Overview of the Company’s Subsidiaries

The Company is a technology company focused on Ethereum mining and the Ethereum blockchain and information technology solutions primarily in the public sector segments including federal, state and local governments. The Company has two wholly owned subsidiaries: TTM Digital Assets & Technologies, Inc. (“TTM Digital”) and Sysorex Government Services, Inc. (“SGS”).

TTM Digital

TTM Digital is a digital asset technology and mining company that owns and operates a large number of specialized cryptocurrency mining processors and is currently focused on the Ethereum blockchain ecosystem. Following the Merger, the business of TTM Digital has become a business segment of the Company.

TTM Digital was originally formed as a Delaware limited liability company on June 28, 2017, under the name of TTM Ventures LLC. Thereafter, on March 30, 2021, it filed a certificate of conversion to a non-Delaware entity with the Secretary of State of the State of Delaware together with Articles of Conversion and Articles of Incorporation with the Nevada Secretary of State filed on the same date. As a result, of such conversion, TTM Digital has become a Nevada corporation under the name of “TTM Digital Assets & Technologies, Inc.”

In the fall of 2021, the Company made the decision to divest certain mining equipment and the data center of the TTM Digital reporting unit (“TTM Assets”) and commenced discussions with a third party to execute an asset sale in the spring of 2022. . On March 24, 2022, Company executed with a third party an agreement which includes certain binding and non-binding provisions. Pursuant to the agreement, the Company and the third party agreed to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets and certain associated real property. The TTM Assets to be sold will not include the Company’s Ether funds generated prior to and held at Closing and any graphics processing units or associated assets maintained and operated by the Company at a co-located facility in North Carolina. The definitive terms of the sale of TTM Assets will be set forth in definitive transaction agreements (the “Definitive Documentation”) to be executed by the parties.

The Closing of the TTM Asset sale transaction (the “Closing”) shall occur, subject to the satisfaction or waiver of the Closing conditions set forth in Definitive Documentation no later than May 24, 2022, unless mutually extended in writing by the parties, subject to the parties’ meeting certain Closing conditions to be agreed upon in the Definitive Documentation. Notwithstanding the foregoing, the Definitive Documentation shall also include an outside date that is not more than three (3) months after the date of the execution thereof unless mutually extended in writing by the parties to allow the parties to obtain regulatory approvals, required consents, and shareholders approvals.

The Definitive Documentation will include certain other terms and conditions which are customary in asset sale and real property sale agreements.

Even with the partial sale of TTM Assets, the Company intends to stay in the blockchain industry. The Company will continue to mine Ethereum and through the Ethereum blockchain expand into decentralized applications (dApps), targeting decentralized financing (DeFi), and Non-fungible tokens (NFTs). Through expansion within this space, Sysorex will develop intellectual property that becomes Company assets. Our plan is to target the largest potential customer, the U.S. Government, by developing decentralized solutions that reduces costs, increases security, and expands transparency using blockchain technology. On March 9, 2022, President Biden issued the “Executive Order on Ensuring Responsible Development of Digital Assets. This executive order provides the framework for U.S. Congress to establish laws and regulations around blockchain technology.

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

The financial statements present the consolidated results of operations, financial condition, and cash flows of Sysorex and its subsidiaries. These financial statements were prepared on a consolidated basis because the operations were under common control. All intercompany accounts and transactions have been eliminated between the consolidated entities.

Basis of Presentation

In connection with the preparation of our consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our consolidated financial statements are presented fairly and in accordance with accounting principles generally accepted in the United States (“GAAP”). However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 4 of the consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Known Trends or Uncertainties

TTM Digital has an evolving business model which is subject to various uncertainties. As digital assets and blockchain technology become more widely utilized on a mass scale, we anticipate that the services and products associated with the technologies will continue to evolve. To successfully continue in the industry, our business model may need to evolve to reflect the trends of the industry. Over time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that we will be successful or that the future industry or business operation changes will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Management cannot provide any assurances that we will identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities to current or future competitors. As anticipated, any such circumstances could have a material adverse effect on our business, prospects, or operations. There is a possibility of digital asset mining algorithms transitioning to proof-of-stake validation and other mining-related risks, which could make us less competitive and ultimately adversely affect our business and our ability to generate revenues. When and if Ethereum switches to “proof-of-stake” our GPUs will no longer be able to mine Ethereum. TTM Digital will mine other coins with the GPUs. At that time, instead of mining with GPUs, the amount of Ethereum accumulated in our treasury will be used to stake to the network in the “proof-of-stake model” Proof-of-stake will earn the Company rewards based on the amount of Ethereum you have. Additionally, on August 5, 2021, the London Hard Fork protocol (EIP 1559) went into effect which includes changes in Ethereum’s handling of transaction fees. EIP 1559 improves the efficiency of commissions, mainly on the user side. At the block level, EIP 1’59's scheme allows the base fee to vary by up to 12.5% from block to block, allowing users to predict and pay a relatively accurate fee based on the rules to improve the user experience. This comes at the expense of Ethereum miners by not providing the base fee as part of the block reward for mining a block. EIP 1559 is designed to make Ethereum less inflationary by taking or “burning” ETH out of circulation, which is the excess ETH leftover from the lower transaction fee. These changes could have an impact on the Company’s future potential Ethereum revenue stream due to less Ethereum being distributed per mined block, if not offset by an increase in the value of ETH and/or additional transaction tipping, the process by which a user can pay an additional amount to ensure a transaction is processed very quickly.

SGS experiences variability in our net sales and operating results on a quarterly basis as a result of many factors. SGS experiences some seasonal trends in our sales of technology solutions to government and educational institutions. For example, the fiscal year-ends of U.S. Public Sector customers vary for those in the federal government space and those in the state and local government and educational institution (“SLED”) space. SGS generally sees an increase in our second quarter sales related to customers in the U.S. SLED sector and in our third quarter sales related to customers in the federal government space as these customers close out their budgets for their fiscal year (June 30th and December 31st, respectively). SGS may also experience variability in our gross profit and gross profit margin as a result of changes in the various vendor programs we participate in and its effect on the amount of vendor consideration we receive from a particular vendor or their authorized distributor/wholesaler, may be impacted by a number of events outside of our control.

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

On July 7, 2021, the Company consummated the initial closing of a private placement offering (the “Offering”) pursuant to the terms and conditions of a Securities Purchase Agreement. At the initial closing the Company sold the purchasers (i) 12.5% Original Issue Discount Convertible Debentures in an aggregate principal amount of $9,990,000 and (ii) warrants to purchase up to 3,534,751 shares of common stock of the Company. The Company received total gross proceeds of $8,880,000 taking into account the 12.5% discount before deducting placement agent fees and expenses of approximately $913,000. The Debentures mature on July 7, 2022, subject to a three-month extension upon mutual agreement of the Company and the holder. We believe we are currently in default under the terms of our secured convertible notes.

On August 13, 2021, the Company consummated the second closing of the offering pursuant to the same terms and conditions of the Securities Purchase Agreement dated July 7, 2021. At the second closing, the Company sold the purchasers (i) 12.5% Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $3,976,875 and (ii) warrants to purchase up to 1,862,279 shares of common stock of the Company. The Company received a total of $3,535,000 in gross proceeds following the second closing taking into account the 12 % discount before deducting placement agent fees and expenses of approximately $354,000. The Debentures mature on August 13, 2022, subject to a three-month extension upon mutual agreement of the Company and the holder. We believe we are currently in default under the terms of our secured convertible notes.

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

On November 2, 2021, the Company through a wholly owned subsidiary of TTM Digital executed a Membership Interest Purchase Agreement (“Up North Agreement”) with BWP Holdings, LLC (“BWP”) whereby the Company acquired the remaining 50.0% membership interest (“Transferred Membership Interest”) in Up North Hosting LLC (“Up North”) that it did not already own to bring its ownership in Up North to 100.0% (“UNH Acquisition”). In addition to the Transferred membership Interest the Company acquired certain data mining equipment of BWP (“Bitworks Equipment” and collectively the “Acquisition”) that was resident in the Up North data center facility. Total transaction consideration paid for the acquired interests of Up North and the Bitworks Equipment were $1.0 million and the issuance of 1.0 million shares of restricted common stock, $0.00001 par value of the Company.

In the fall of 2021, the Company made the decision to divest certain mining equipment and the data center of the TTM Assets and commenced discussions with a third party to execute an asset sale in the spring of 2022. On March 24, 2022, the Company executed with a third party an agreement which includes certain binding and non-binding provisions. Pursuant to the agreement, the Company and the third party agreed to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets and certain associated real property. The TTM Assets to be sold will not include the Company’s Ether funds generated prior to and held at Closing (as hereinafter defined) and any graphics processing units or associated assets maintained and operated by the Company at a co-located facility in North Carolina. The definitive terms of the sale of TTM Assets will be set forth in definitive transaction agreements (the “Definitive Documentation”) to be executed by the parties.

The Closing of the TTM Asset sale transaction (the “Closing”) shall occur, subject to the satisfaction or waiver of the Closing conditions set forth in Definitive Documentation no later than May 24, 2022, unless mutually extended in writing by the parties, subject to the parties’ meeting certain Closing conditions to be agreed upon in the Definitive Documentation. Notwithstanding the foregoing, the Definitive Documentation shall also include an outside date that is not more than three (3) months after the date of the execution thereof unless mutually extended in writing by the parties to allow the parties to obtain regulatory approvals, required consents, and shareholders approvals.

Summary of TTM Digital Mining Result

The following is a discussion on continuing and discontinued operations is discussed further in the following sections, Liquidity and Capital Resources as of December 31, 2021, and 2020.

The following table presents the roll forward of digital asset activity from both continuing and discontinued operations during the respective periods:

	December 31,
	2021	2020
Opening Balance	$24	$25
Revenue from mining	12,534 *	1,868 *
Received for membership interest	-	46
Payment of Mining equipment under lease to buy arrangement	(1,091)	-
Mining pool operating fees	(129)	(4)
Management fees	(321)	(189)
Transaction fees	(26)	-
Owners’ distributions	(1,521)	(1,211)
Digital asset impairment	(704)	-
Proceeds from sale of digital assets	(3,670)	(555)
Realized gain on sale of digital assets	106	44
Ending Balance	$5,202	$24

*	Of the $12.5 million revenue from mining, $4.4 million in continuing operations and $8.1 million in discontinued operations. The $1.8 million in 2020 is included in discontinued operations.

Discussion of Results of Operations of TTM Digital for the year ended December 31, 2021, and 2020

For the year ending 2021, TTM Digital reported $12.5 million in revenues, ($4.4 million in continuing operations and $8.1 million in discontinued operations). TTM Digital reported $1.3 million in mining costs ($0.5 in continuing operations and $0.8 million in discontinued operations), $0.2 million in sales and marketing costs (continuing operations), $6.3 million in general and administrative costs (continuing operations), ($6.0 million in continuing operations and $0.3 million in discontinued operations), $0.3 million in management fees (continuing operations), $4.1 million in amortization and depreciation costs ($2.5 million in continuing operations and $1.6 million in discontinued operations), $3.2 million of fixed asset impairment ( continuing operations), $0.7 million of digital asset impairment (continuing operations), $6.6 million in loss contingency on debt default (continuing operations), $22.0 million in merger charges (continuing operations), $2.0 million in restructuring fees (continuing operations), $0.08 in other net income and expenses ($0.012 million in other income from continuing operations and $0.1 million in other expenses in discontinued operations), resulting in a net loss from operations of $13.3 million ($18.5 million net loss from continuing operations and $5.2 million net income from discontinued operations).

For the year ending 2020, TTM reported its results as discontinued operations. TTM Digital reported $1.8 million in revenues. TTM Digital reported $0.4 million in mining costs, $0.1 million in management fees, $0.8 million in depreciation costs, resulting in a net income from operations of $0.5 million.

TTM Digital margins are affected by new and existing competitors in the digital asset mining industry. As an increasing number of new miners enter the Ethereum network, and as existing miners acquire additional mining equipment, the total rewards per miner decrease and the difficulty to obtain mining equipment increases. Margins are also affected by increases in natural gas prices. At times of peak usage on the power grid, and in times of inclement weather, natural gas prices tend to rise. Additionally, for the year ended December 31, 2021, there were significant merger and acquisition related costs due to the triangular reverse merger with Sysorex Inc.

Discussion of Results of Operations of SGS for the year ended December 31, 2021

SGS operates on the resale of technology products and associated services related to those products. These products are resold through several contracts with the federal government in SGS’ portfolio of contracts. SGS suppliers include wholesale distributors of major technology products, small niche product suppliers, services from specialized partners, and services from SGS’ own resources.

The lifecycle of an order includes: solicitation of a requirement form the customer, quotation or proposal in response to the solicitation, evaluation of quote or proposal by the customer, awarding an order to SGS based on favorable evaluation, customer order is then entered in as a sales order, the SGS system then issues purchase orders to suppliers, suppliers delivers the goods to the customer and performs any services necessary to complete order obligations, customer provides acceptance, and SGS issues an invoice to the customer. Once a customer accepts the invoice the dollar amount is guaranteed and backed by the U.S. Treasury. Post invoice obligation may include warranty, maintenance, and telephonic support either directly by SGS or through the OEM directly. From acceptance until the period of performance is completed (warranty, maintenance, and/or telephonic support), SGS is responsible for the operability of the delivered goods. Once the period of performance is completed, the customer will contact SGS to complete a contract closeout.

For the year ending 2021, the SGS reported $8.3 million in revenues. This includes approximately 70% of revenues coming from the Company’s top two customers. SGS reported $6.9 million in product and services costs, $0.8 million in sales and marketing costs, $3.4 million in general and administrative costs, $0.4 million in amortization costs, resulting in a loss from operations of $3.2 million. See Note 4 — Summary of Significant Accounting Policies for discussion of the accounting treatment under ASC 606 included in the notes to the financial statements. Based on the two contracts, the Company acted as the agent and is required to record the costs against the related revenues, resulting in a reduced revenue line, offset by a reduced cost of goods sold line in the financial statements.

SGS margins are affected by the diversity of our supplier. Supplier diversity allows companies such as SGS to seek better cost through competition of multiple suppliers of the same product. Currently, SGS does not have the supplier diversity that is required to increase margin. SGS is on a prepay basis with many suppliers and this requires SGS to finance cash advances to suppliers from our finance source, South Star credit facility. Our financial source charges high fees and interest, which also affects our net margin.

Liquidity and Capital Resources as of December 31, 2021

Going Concern

As of December 31, 2021, the Company had an approximate cash balance of $0.6 million, working capital deficit of approximately $13.2 million, and an accumulated deficit of approximately $40.9 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the issuance of these financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company does not believe that its capital resources as of December 31, 2021, its ability to mine cryptocurrency, availability on the SGS SouthStar credit facility to finance purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations. As a result, the Company will need additional funds to support its obligations for the next twelve months. The Company is exploring a number of possible solutions to its financing needs, including efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition. On March 24, 2022, Company executed an agreement with a third party to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets and certain associated real property which is expected to close on May 24, 2022. There can be no assurance that the Company will consummate the sale.

Our capital resources and operating results, continuing and discontinued operations, as of and through December 31, 2021, consist of the:

1) An overall working capital deficit of $13.2 million,

2) Cash and cash equivalents of $0.6 million, of

3) Net cash used in operating activities of $(8.5) million,

4) Net cash provided by investing activities of $2.2 million, and

5) Net cash provided in financing activities of $6.9 million.

Operating Activities

Net cash used in operating activities was $(8.5) million during the year ended December 31, 2021. Cash was consumed from operations by the net loss of $(46.0) million, plus non-cash and one-time items of $41.3 million, consisting primarily of merger charges of $22.0 million, non-employee compensation costs of $2.6 million, in shares issued in exchange for services, restructuring fees of $2.0 million, loss contingency for debt default of $6.6 million, impairment of mining assets of $3.2 million, impairment of digital assets of $0.7 million, and depreciation and amortization of $4.2 million and cash flows provided by discontinued operations of $1.3 million, offset by changes in assets and liabilities of $(5.1) million.

Investing Activities:

Net cash provided by investing activities for the year ended December 31, 2021, was approximately $2.2 million, primarily driven from proceeds from the sale of digital assets of $3.7 million, offset by investing cash flows from discontinued operations of $1.5 million.

Financing Activities:

Net cash provided by financing activities during the year ended December 31, 2021, was approximately $6.9 million. The net cash provided by financing activities during the year ended December 31, 2021, was from the repayment of loans of $4.3 million and offset by proceeds received for convertible debt of $12.4 million and payments for convertible debt transaction costs of $1.2 million.

Liquidity and Capital Resources as of December 31, 2021, Compared to December 31, 2020

The Company’s net cash flow used in operating, investing and financing activities, continuing and discontinued operations for the year ended December 31, 2021, and certain balances as of the end of those periods are as follows (in thousands):

	December 31,
(Thousands, except per share data)	2021	2020
Net cash used in operating activities	$(8,473)	$(514)
Net cash provided by (used in) investing activities	2,178	(27)
Net cash provided by financing activities	6,887	574

Net increase in cash	$592	$33
Cash	659	67
Working capital (deficit)	(13,169)	91

Operating Activities:

Net cash used in operating activities during the year ended December 31, 2021, was $(8,473). Net cash used in operating activities during the year ended December 31, 2021, consisted of the following (in thousands):

The non-cash income and expenses of $41,257 consisted of (in thousands):

$2,917	Depreciation expense
113	Stock compensation
1,323	Amortization of debt discount
2,000	Debt extinguishment fee
22,004	Merger charges
(145)	Gain on settlement of vendor liabilities
3,276	Impairment of data mining assets
704	Impairment of digital assets
(106)	Realized gain on sale of digital assets
6,594	Loss contingency on debt default
2,577	Issuance of shares in exchange for services
$41,257	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities totaled $(3,719) and consisted of the following (in thousands):

$1,650	Increase in accounts receivable and other receivables
(173)	Prepaid assets and other current assets
8,729	Increase in accounts payable
2,859	Decrease in accrued liabilities and other payables
1,369	Operating cash flows – discontinued operations
(18,153)	Decrease in digital assets

$(3,719)	Net use of cash in the changes in operating assets and liabilities

Operating cash flows – discontinued operations of approximately $1.4 million for the year ended December 31, 2021, is primarily driven by net income of $5.2 million, depreciation and amortization of $1.6 million and a gain on sale of mining equipment of $0.2 million, equity in earnings of equity method investments of $0.1 million, offset by decreases in digital assets of $6.1 million and a decrease in accounts payable and accrued liabilities of $11.8 million.

Net cash used in operating activities for the year ended December 31, 2020, of $(0.5) million were primary driven by a net loss from continuing operations of $0.1 million, decreases in digital assets of $1.0 million offset by operating cash flows – discontinued operations of $0.6 million.

Operating cash flows – discontinued operations for the year ended December 31, 2020, is primarily driven by net income of $0.6 million, depreciation and amortization of $0.8 million, offset by decreases in digital assets of $0.7 million and a decrease in accrued liabilities of $0.1 million.

Investing Activities:

Net cash provided by investing activities for the year ended December 31, 2021, was approximately $2.2 million, primarily driven from proceeds from the sale of digital assets of $3.6 million, offset by investing cash flows – discontinued operations of $1.4 million.

Investing cash flows - discontinued operations for the year ended December 31, 2021, is primarily driven by purchase of mining equipment of $0.5 million, UpNorth business combination of $0.3 million, investments in UpNorth of $0.1 million and an investment in Style Hunter of $0.5 million.

Net cash provided by investing activities for the year ended December 31, 2020, was approximately $0.03 million, primarily driven from proceeds from the sale of digital assets of $0.55 million and investing cash flow – discontinued operations of $0.6 million.

Investing cash flows - discontinued operations for the year ended December 31, 2020, is primarily driven by purchase of mining equipment of $0.9 million offset by proceeds from the sale of mining equipment of $0.3 million.

Financing Activities:

Net cash provided by financing activities during the year ended December 31, 2021, of $6.9 million was from the proceeds received for convertible debt of $12.4 million and offset by the payments for convertible debt transaction costs of $1.2 million and the repayment of loans of $4.3 million.

Net cash provided by financing activities during the year ended December 31, 2020, was approximately $0.6 million, primarily driven by proceeds received from the issuance of members’ interest.

Critical Accounting Policies and Estimates

We believe the following accounting estimates to be the most critical estimates we used in preparing our consolidated financial statements for the year ended December 31, 2021.

Digital Assets

Digital assets, (predominantly Ethereum) are included in current assets in the accompanying consolidated balance sheets. The classification of digital assets as a current asset has been made after the Company’s consideration of the consistent daily trading volume on cryptocurrency exchange markets, there are no limitations or restrictions on Company’s ability to sell Ethereum, and the pattern of actual sales of Ethereum by the Company. Cryptocurrencies purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company recorded a $0.7 million impairment charge during the year ended December 31, 2021. No impairment was taken during the year ended December 31, 2020.

The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting. The Company recognized realized gains (losses) through the sale and disbursement of digital assets during the year ended December 31, 2021, and 2020 of $0.1 million and $0.04 million, respectively.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An impairment loss of $3.3 million was recorded for long-lived assets during the period ended December 31, 2021.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized:

●	Identification of the contract, or contracts, with a customer

●	Identification of the performance obligations in the contract

●	Determination of the transaction price

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when, or as, the Company satisfies a performance obligation.

Mining Revenue

TTM Digital has entered into mining pools with the operators to provide computing power to the mining pool. The Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less transaction fees to the mining pool operator) for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of such computing power is the only performance obligation in the Company’s arrangement with mining pool operators The transaction consideration the Company receives, if any, is non-cash consideration. The transaction price of the Company’s share of the cryptocurrency award is measured at fair value on the date received, which is not materially different than the fair value at the time the Company has earned the award from the mining pool. The consideration is all variable under the definition within ASC 606. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the Company successfully places a block and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

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

Professional Services Revenue Recognition

SGS’s professional services include fixed fee contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the year ended December 31, 2021, SGS did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

Non-GAAP Financial information

EBITDA

EBITDA is defined as net income (loss) before interest, provision for (benefit from) income taxes, and depreciation and amortization. Adjusted EBITDA is used by our management as the matrix in which it manages the business. It is defined as EBITDA plus adjustments for other income or expense items, non-recurring items, and non-cash stock-based compensation.

Adjusted EBITDA for the year ended December 31, 2021, was a gain of $ 3.8 million compared to a gain of $ 1.3 million for the prior year period.

The following table presents a reconciliation of continuing and discontinued operations net income/loss attributable to stockholders of Sysorex, which is our GAAP operating performance measure, to Adjusted EBITDA for the years ended December 31, 2021, and 2020 (in thousands):

	December 31,
	2021	2020
Net (loss) income	$(40,775)	$452
Interest expense	2,991	-
Depreciation and amortization	4,551	827
EBITDA	(33,233)	1,279
Adjustments:
Non-recurring one-time charges:
Merger charges	22,004	-
Debt Restructuring fee	2,000	-
Impairment of fixed assets	3,276	-
Loss Contingency on debt default	6,594	-
Stock Compensation	113	-
Acquisition related costs – Accounting acquirer	2,884	-
Acquisition related costs – Accounting acquiree	209	-

Adjusted EBITDA	$3,847	$1,279

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	we believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non-cash items including stock based compensation, change in the fair value of shares to be issued, impairment of fixed assets and one-time charges including acquisition costs and the costs associated with public offerings; and

●	we believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance.

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

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, please see the Recent Accounting Standards section of Note 4 to our consolidated financial statements, which is included in this Form 10-K in Item 1.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Sysorex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sysorex, Inc. and subsidiaries (the “Company”) as of December 31, 2021, and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2021, and 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of its operations and its cash flows for each of the years ended December 31, 2021, and 2020, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficiency, an accumulated deficit, and has incurred significant losses and cash outflows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter- Digital Asset Activities

In forming our opinion, we have considered the adequacy of the disclosures and accounting policies included in the financial statements concerning among other things the risks and uncertainties related to the Company’s digital asset activities. The risks and rewards to be recognized by the Company associated with its digital asset activities will be dependent on many factors outside of the Company’s control. Uncertainties related to the regulatory regimes governing blockchain technologies, digital assets, cryptocurrency exchanges and new international, federal, state and local regulations or policies may materially adversely affect the Company. The currently uncertain and immature nature of the digital asset markets, including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain digital asset continuity, as well as valuation and volume volatility all subject digital assets to unique risks of theft, loss or other misappropriation. Furthermore, these factors also contribute to the significant uncertainty with respect to the future viability and value of digital assets. Our opinion is not modified with respect to this matter.

/s/ Friedman LLP

We have served as the Company’s auditor since 2021.

New York, New York

April 14, 2022

PCAOB ID Number 711

Sysorex, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars, except number of shares and par value data)

	December 31,
	2021	2020
Assets
Current Assets
Cash and cash equivalents	$659	$67
Digital assets	5,202	24
Accounts receivable, net	3,023	-
Prepaid expenses and other current assets	1,402	-
Assets held for sale	6,071	-
Current assets – discontinued operations	-	17
Total Current Assets	16,357	108

Mining Equipment, net	4,077	-
Intangible assets, net	2,553	-
Goodwill	1,634	-
Operating lease right-of-use asset, net	558	--
Other assets	103	-
Noncurrent assets - discontinued operations	-	1,916
Total Assets	$25,282	$2,024

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	6,724	-
Accrued liabilities	2,382	-
Short Term Debt	19,439	-
Operating lease obligation, current	49	-
Deferred Revenue	932	-
Current liabilities - discontinued operations	-	199
Total Current Liabilities	29,526	199

Operating lease obligation - noncurrent	509	-
Total Liabilities	30,035	199

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $0.00001 per share, 499,560,659 shares authorized; 145,713,591 shares issued as of December 31, 2021, and 66,431,920 shares issued as of December 31, 2020, 145,638,212 shares outstanding as of December 31, 2021, and 66,431,920 shares outstanding as of December 31, 2020	1	-
Treasury stock, at cost, 75,379 shares as of December 31, 2021, and 0 shares as of December 31, 2020	-	-
Subscription receivables	-	(100)
Additional paid-in-capital	36,156	2,060
Accumulated Deficit	(40,910)	(135)
Total Stockholders’ (Deficit) Equity	(4,753)	1,825
Total Liabilities and Stockholders’ Equity	$25,282	$2,024

The accompanying notes are an integral part of these consolidated financial statements

Sysorex, Inc. and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars, except share and per share data)

	For the Year Ended
	December 31,
	2021	2020
Revenues
Mining income	$4,394	$-
Product revenue	6,516	-
Services revenue	1,756	-
Total Revenues	12,666	-

Operating costs and expenses
Mining cost	457	-
Product cost	6,036	-
Services cost	868	-
Sales and marketing	954	-
General and administrative	9,672	-
Management fee	321	145
Depreciation	2,510	-
Impairment of fixed assets	3,276	-
Impairment of digital assets	704	-
Amortization of intangibles	407	-
Total Operating Costs and Expenses	25,205	145

Loss from Continuing Operations	(12,539)	(145)

Other Income (Expense)
Merger charges	(22,004)	-
Restructuring fee	(2,000)	-
Interest expense	(2,991)	-
Loss contingency on debt default	(6,594)	-
Gain on sale of digital assets	106	44
Other income, net	11	-
Total Other Income (Expense)	(33,472)	44

Loss from continuing operations before Income taxes	(46,011)	(101)

Income tax benefit	-	-

Loss from continuing operations	(46,011)	(101)
Gain from discontinued operations, net of tax	5,236	553
Net (Loss) Income	$(40,775)	$452

Net Loss per share - basic and diluted - continuing operations	$(0.33)	$(0.001)
Net Income per share - basic and diluted - discontinued operations	$0.04	$0.007
Weighted Average Shares Outstanding - basic and diluted	139,061,084	75,540,013

The accompanying notes are an integral part of these consolidated financial statements

Sysorex, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021, and 2020

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Total
Balance – December 31, 2019	55,776,240	$-	-	$-	$2,671	$(100)	$(587)	$1,984
Issuance of members’ equity	10,655,680	-	-	-	600	-	-	600
Distributions to shareholders	-	-	-	-	(1,211)	-	-	(1,211)
Net Income	-	-	-	-	-	-	452	452
Balance – December 31, 2020	66,431,920	-	-	-	2,060	(100)	(135)	1,825
Payment of subscription receivable	-	-	-	-	-	100	-	100
Distributions to shareholders	-	-	-	-	(1,521)	-	-	(1,521)
Exercise of Moon warrants	14,607,980	-	-	-	-	-	-	-
Shares issued:								-
Mining equipment	35,588,548	-	-	-	12,000	-	-	12,000
Sysorex Recapitalization	25,985,633	-	-	-	19,401	-	-	19,401
TTM digital/Sysorex merger	494,311	1	75,379	-	280	-	-	281
Professional services	1,529,820	-	-	-	2,577	-	-	2,577
Up North/Bitworks transaction	1,000,000	-	-	-	400	-	-	400
Convertible debt warrants	-	-	-	-	896	-	-	896
Stock based compensation	-	-	-	-	63	-	-	63
Net Loss	-	-	-	-	-	-	(40,775)	(40,775)
Balance - December 31, 2021	145,638,212	$1	75,379	$-	$36,156	$-	$(40,910)	$(4,753)

The accompanying notes are an integral part of these consolidated financial statements.

Sysorex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, and 2020

(In thousands, except share data)

	For the Year Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss from continuing operations	$(46,011)	$(101)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,917	-
Stock based compensation expense	113	-
Amortization of debt discount and debt issuance costs	1,323	-
Realized gain on sale of digital assets	(106)	(44)
Gain on settlement of vendor liabilities	(145)	-
Impairment of data mining assets	3,276	-
Impairment of digital assets	704	-
Loss contingency on debt default	6,594	-
Issuance of shares in exchange for services	2,577	-
Merger charges	22,004	-
Debt restructuring fee	2,000	-
Changes in assets and liabilities:
Digital assets - mining net of pool fees and management fees	(18,153)	(966)
Prepaid assets and other current assets	(173)	-
Accounts receivable and other receivables	1,650	2
Accounts payable	8,729	-
Accrued liabilities and other current liabilities	2,859	-
Net cash used in operating activities- continuing operations	(9,842)	(1,109)
Net cash provided by operating activities – discontinued operations	1,369	595
Net cash used in operating activities	(8,473)	(514)

Cash Flows from Investing Activities
Proceeds from sale of digital assets	3,670	555
Purchase of mining equipment	(50)	-
Reverse acquisition of Sysorex business	28	-
Up North business combination, net of cash received	(34)	-
Net cash provided by investing activities -continuing operations	3,614	555
Net cash used in investing activities – discontinued operations	(1,436)	(582)
Net cash provided by (used in) investing activities	2,178	(27)

Cash Flows from Financing Activities
Repayment of loans	(4,349)	-
Payments for convertible debt transaction costs	(1,279)	-
Issuance of Members Interest	100	554
Proceeds received from issuance of convertible debt	12,415	-
Net cash provided by financing activities- continuing operations	6,887	554
Net cash provided by financing activities – discontinued operations	-	20
Net cash provided by financing activities	6,887	574

Net increase in cash and cash equivalents	592	33

Cash and cash equivalents at beginning of period	67	34
Cash and cash equivalents at end of period	$659	$67

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$344	$-
Income taxes	-	-

Supplemental disclosure of noncash investing and financing activities:
Sysorex recapitalization	$19,401	$-
Debt discount attributed to the fair value of the warrants	896	-
Equipment exchanged for equity	7,620	-
Equipment acquired through lease purchase arrangement	2,130	-
Digital assets received for members interest	-	46
Distributions of digital assets to members	1,521	1,211
Payments of short-term borrowing with digital assets	1,091	-
Right of use assets exchanged for lease obligation	558	-

The accompanying notes are an integral part of these consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature and description of Business

Description of Business

Sysorex, Inc. is a technology company focused on Ethereum mining and the Ethereum blockchain blockchain and information technology solutions primarily in the public sector segments including federal, state and local governments. The Company has two wholly owned subsidiaries: TTM Digital Assets & Technologies, Inc. (“TTM Digital”) and Sysorex Government Services, Inc. (“SGS”). Following the Company’s Merger with TTM Digital in April 2021, the Company shifted its business focus to the mining of Ethereum and opportunities related to the Ethereum blockchain. In addition to the mining of Ethereum, the Company continues to operate its wholly owned subsidiary, SGS, a business that provides information technology products, solutions, and services to federal, state, and local government, including system integrators. SGS provides these services to enable its customers to manage, protect, and monetize their enterprise assets whether on-premises, in the cloud, or via mobile technology. The Company is headquartered in Virginia.

TTM Digital was originally formed as a Delaware limited liability company on June 28, 2017, under the name of TTM Ventures LLC. Thereafter, on March 30, 2021, it filed a certificate of conversion to a non-Delaware entity with the Secretary of State of the State of Delaware together with Articles of Conversion and Articles of Incorporation with the Nevada Secretary of State filed on the same date. As a result, of such conversion, TTM Digital has become a Nevada corporation under the name of “TTM Digital Assets & Technologies, Inc

Note 2 — Going Concern

As of December 31, 2021, the Company had an approximate cash balance of $0.6 million, working capital deficit of approximately $(13.2) million, and an accumulated deficit of approximately $40.9 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company does not believe that its capital resources as of December 31, 2021, its ability to mine cryptocurrency, its expected sale of certain mining assets and data center, availability on the SGS SouthStar credit facility to finance purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations. As a result, the Company will need additional funds to support its obligations for the next twelve months. The Company continues to explore a number of other possible solutions to its financing needs, including additional efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition. As such, on March 24, 2022, Company executed an agreement with a third party which includes certain binding and non-binding provisions. Pursuant to the agreement, the Company and the third party agreed to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets and certain associated real property which is expected to close on May 24, 2022. The transaction is a sale of assets in exchange for stock. There can be no assurance that the Company will consummate the sale.

If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, the Company will be required to downsize or wind down its operations through liquidation, bankruptcy, or sale of its assets.

Note 3 — Basis of Presentation

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Under the terms of the Merger Agreement, the shareholders of TTM Digital received a right to receive an aggregate of 124,218,268 shares of Sysorex common stock, $0.00001 par value per share (the “Merger Shares”) in exchange for their shares of TTM Digital. Simultaneously, upon the issuance of the Merger Shares to the TTM Digital shareholders, Sysorex was issued all of the authorized capital of TTM Digital and TTM Digital became a wholly owned subsidiary of Sysorex (together, the “Combined Company”). The Merger resulted in a change of control, with the shareholders of TTM Digital receiving that number of Merger Shares equal to approximately eighty percent (80%) of the outstanding shares of capital stock of Sysorex including the effect of the Sysorex Recapitalization as discussed in TTM Digital Reverse Merger and Sysorex Recapitalization. Due to the TTM Digital shareholders acquiring a controlling interest in Sysorex after the merger, the transaction was accounted for as a reverse acquisition for accounting purposes, with TTM Digital being the accounting acquirer and reporting entity. Therefore, the historical amounts presented prior to the Merger are those of TTM Digital. The Merger is accounted for under the acquisition method of accounting applied to Sysorex as the accounting acquiree under the guidance of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations (“ASC 805”). In accordance with acquisition method guidance under ASC 805, the purchase consideration was $0.3 million.

As discussed in Note 5 Segment Reporting after the completion of the Merger the Company reports two segments (“TTM Digital” and “Sysorex Government Services”) which are also defined as reporting units for impairment assessment purposes. See Note 5- Segment Reporting and Note 6, Discontinued Operations for additional information.

In the purchase price allocation of the fair value of assets acquired and liabilities assumed, the Company has recognized an excess of net liabilities assumed over the determined fair value of the Sysorex Government Services Reporting Unit. The excess of the purchase price over the net liabilities assumed was allocated to goodwill in the amount of $1.6 million based upon the underlying value of the Sysorex Government Services Reporting Unit with any additional excess determined to be a separate transaction from the business combination attributable to acquisition-related costs for the benefit of the TTM Digital shareholders in achieving liquidity for their shares as publicly traded instruments. These costs were determined to not have future economic benefits or synergies to the Combined Company operations and were expensed as of the Effective Time under the caption “Merger Charges” in the accompanying consolidated statement of operations.

Subsequent to the Merger Agreement the majority of the Sysorex debt, certain liabilities classified as current and a forward consulting contract with a former member Sysorex board of director’s (the “Debt Items”) aggregating $19.4 million were converted to 34,097,255 Sysorex shares when fully issued (the “Sysorex Recapitalization”). 25,985,633 shares were immediately issued, a prefunded warrant was issued for 5,111,622 shares and the right to receive 3,000,000 shares of Sysorex stock at a future date at the option of the holder subject to certain events. As a result of the Debt Items not having original contractual conversion features the holders of the Debt Items are not classified as owners of Sysorex in the Merger and the Sysorex Recapitalization is accounted for as a separate transaction occurring immediately following the Merger under the guidance of ASC 805. Under the Exchange Agreement executed with each debt holder, the Debt Items were converted at a contractual conversion rate of $0.569 per share (the “Conversion Price”). As a part of the Sysorex Recapitalization, the Company recognized $2.0 million in debt restructuring fees expense and consulting contract costs of $0.7 million in the consolidated statement of operations for the period ended December 31, 2021, respectively.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair value of the identified assets acquired and liabilities assumed at the Merger date, the effect of the Sysorex Recapitalization on the assets acquired and liabilities assumed, and the net assets acquired, and liabilities assumed for the aggregate of the reverse acquisition and Merger Charges and Sysorex Recapitalization separate transactions:

	Reverse	Sysorex	Aggregate
	Acquisition	Recapitalization	Fair
(In thousands of dollars)	Fair Value	Fair Value	Value

Cash	$28	$-	$28
Accounts receivable	4,673	-	4,673
Prepaid assets and other current assets	2,551	(1,289)	1,262
Property and equipment	7	-	7
Goodwill	1,634	-	1,634
Customer Relationships Intangible	1,900	-	1,900
Tradename Intangible	1,060	-	1,060
Other assets	29	-	29
Accounts payable	(10,437)	519	(9,918)
Accrued liabilities	(2,722)	1,589	(1,133)
Deferred revenue	(590)	-	(590)
Short term debt	(7,136)	3,871	(3,265)
Long term debt	(12,711)	12,711	-
Other liabilities	(9)	-	(9)

Fair value allocated to net assets / (liabilities)	$(21,723)	$17,401	$(4,322)

Fair value of consideration and recapitalization equity	$281	$19,401	$19,682
Merger charges	(22,004)	-	(22,004)
Debt restructuring fees	-	(2,000)	(2,000)

Net Sysorex equity and charges to income (loss)	$(21,723)	$17,401	$(4,322)

For the year ended December 31, 2021, the Company incurred approximately $3.1 million of acquisition related costs that are included in general and administrative expenses in the accompanying consolidated statement of operations. From the acquisition date to December 31, 2021, revenues, and operating loss for the accounting acquiree Sysorex were approximately $ 8.3 million and $ (3.2) million (excluding the acquisition related costs, merger charges and debt restructuring fees described above), respectively.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pro Forma Financial Information

The following proforma results of operations are presented for information purposes. The proforma results of operations are not intended to present actual results that would have been attained had the reverse merger and Sysorex Recapitalization been completed as of January 1, 2020, or to project potential operating results as of any future date or for any future periods. The revenue and net loss of the reverse merger accounting acquiree for the year ended December 31, 2021, included in the consolidated statement of operations amounted to approximately $8.3 million and $(27.4) million, respectively:

	December 31,
	2021	2020

Total Revenues	$26,519	$13,394

Net Loss (b)	(15,804)	(1,993)

Net Loss per share - basic and diluted	(0.114)	(0.026)

Weighted Average Shares Outstanding - basic and diluted	139,061,084	75,540,013

Supplemental Pro forma Information (a)

Merger charges	22,004	-
Restructuring fee	2,000	-
Transaction costs - Accounting acquirer and acquiree	3,093	-

Total Nonrecurring Pro forma Adjustments	27,097	-

(a)	Supplemental Pro forma Information consists of material, nonrecurring pro forma adjustments directly attributable to the reverse acquisition and Sysorex Recapitalization

(b)	Net Loss does not include supplemental pro forma information included in (a) above.

Discontinued Operations

As discussed in Note 6 – Discontinued Operation, in the fall of December 2021, the Company made the decision to divest certain mining equipment and the data center of the TTM Digital reporting unit (“TTM Assets”) and commenced discussions with a third party to execute an asset sale. As a result of the decision to divest certain operating assets of the TTM Digital reporting unit, the Company has determined that the subject assets met the definition of assets held for sale as defined by ASC 205-20 – Presentation of Financial Statements – Discontinued Operations. The Company determined the TTM Assets represented discontinued operations as it constituted a disposal of a significant component and a strategic shift that will have a material effect on the Company’s operations and financial results. As a result, the Company reclassified the balances and activities of the TTM Assets from their historical presentation to assets held for sale and assets and liabilities – discontinued operations on the consolidated balance sheets and to gain (loss) from discontinued operations on the consolidated statements of operations for the periods presented.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements have been prepared using the accounting records of Sysorex, TTM Digital and SGS. All inter-company balances and transactions have been eliminated in consolidation. Up until November 2, 2021, the Company’s wholly owned subsidiary, TTM Digital had a 50% interest in Up North Hosting, LLC (“UNH”) which was accounted for as an equity method investment. On November 2, 2021, the Company acquired the remaining 50% interest in UNH making it a wholly owned subsidiary of the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	Revenue recognition

●	Fair value of digital assets for mining revenue

●	Expected useful lives and impairment of mining equipment

●	Business combinations and reverse merger accounting

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of years or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash. The Company’s cash is deposited with commercial banks in the United States but exceeds federally insured limits from time to time. The recorded carrying amount of cash and cash equivalents approximates their fair value. The Company uses a digital asset exchange to custody and liquidate its digital assets. If demand for digital assets decline the Exchange could be negatively impacted. The Company’s digital assets are not insured under the third-party custody provider or exchanges.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

-

technological obsolescence reflecting rapid development in the transaction verification server industry such that more recently developed hardware is more economically efficient to run in terms of digital assets generated as a function of operating costs, primarily power costs. i.e., the speed of hardware evolution in the industry is such that later hardware models generally have faster processing capacity combined with lower operating costs and on average a lower cost of purchase.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including mining equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. The carrying amount is considered not recoverable if the sum of the undiscounted cash flows to be generated from the use and eventual disposition of the asset group is less than the carrying amount of the asset group. If the carrying amount exceeds the undiscounted cash flows, then the carrying amount is compared to the fair value and an impairment loss is recorded for the difference between the fair value and the carrying amount. An impairment loss of $3.3 million was recorded for long-lived assets during the period ended December 31, 2021. No impairment charges were identified for long-lived assets during the period ended December 31, 2020.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Mining Revenue

TTM Digital has entered into a mining pool with the operator to provide computing power to the mining pool. The Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less transaction fees to the mining pool operator) for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of such computing power is the only performance obligation in the Company’s arrangement with mining pool operators The transaction consideration the Company receives, if any, is non-cash consideration. The transaction price of the Company’s share of the cryptocurrency award is measured at fair value on the date received, which is not materially different than the fair value at the time the Company has earned the award from the mining pool. The consideration is all variable under the definition within ASC 606. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the Company successfully places a block and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The Company may provide integration of products from multiple vendors as a solution it sells to the customer. In this arrangement, the Company provides direct warranty to the customer with the Company’s own personnel as the customer requires warranty on the solution and not individual vendor products. This type of warranty is sold integral to the overall solution quoted to the customer. The Company considers these service-type warranties to be performance obligations of the principal from the underlying products that make up a solution and therefore is acting as a principal in the transaction and records revenue on a gross basis over time.

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

SGS’s professional services include fixed fee contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Anticipated losses are recognized as soon as they become known. For the years ended December 31, 2021, SGS did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of $0.9 million as of December 31, 2021.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable, net

Account receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for doubtful accounts was $0.05 million as of December 31, 2021.

Equity Method Investments

Equity method investments are equity securities in entities the Company does not control but over which it can exercise significant influence. These investments are accounted for under the equity method of accounting in accordance with ASC 323, Investments- Equity Method and Joint Ventures. Equity method investments are measured at cost minus impairment, if any, plus or minus the Company’s share of an investee’s income or loss. The Company’s equity method investment up through November 1, 2021, related to Up North Hosting, LLC is presented as discontinued operations. Refer to Note 7.

Investments

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using the FASB’s Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measures investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. As of December 31, 2021, the Company’s equity investment is classified as assets held for sale.

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

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company recorded a $0.7 million impairment charge during the year ended December 31, 2021. No impairment was taken during the year ended December 31, 2020.

Digital assets awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows. The sales of digital assets are included within investing activities in the accompanying consolidated statements of cash flows. The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting. The Company recognized realized gains (losses) through the sale and disbursement of digital assets during the year ended December 31, 2021, and 2020 of $0.1 million and $0.04 million, respectively.

Business Combinations

The Company applies the provisions of ASC Topic 805, Business Combinations (“ASC 805”) in the accounting for acquisitions of businesses. ASC 805 requires the Company to use the acquisition method of accounting by recognizing the identifiable tangible and intangible assets acquired and liabilities assumed, and any non-controlling interest in the acquired business, measured at their acquisition date fair values. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the aforementioned amounts.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

While the company uses its best estimates and assumptions to accurately apply preliminary values to assets acquired and liabilities assumed at the acquisition date, these estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the values of the assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the consolidated statements of operations. As of December 31, 2021, no adjustments have been made to the purchase price accounting under the Company’s transactions accounted for under ASC 805.

Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets. Although the Company believes the assumptions and estimates that have been made are reasonable and appropriate, they are based in part on historical experience and information obtained from the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets the Company has acquired include future expected cash flows, and discount rates.

Goodwill and Other Intangible Assets

The Company accounts for intangible assets under ASC 350-30, Intangibles-Goodwill and Other. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually as of December 31, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company performs a quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, goodwill of the reporting unit is considered impaired, and that excess is recognized as a goodwill impairment loss.

Intangible assets with finite lives are comprised of customer contracts, and trademarks that are amortized on a straight-line basis over their expected useful lives. The carrying value of finite-lived assets and the remaining useful lives are reviewed at least annually to determine if circumstances exist which may indicate a potential impairment or revision to the amortization period.

Fair Value

The Company follows the accounting guidance under FASB’s Accounting Standards Codification 820, Fair Value Measurements for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Certain nonfinancial assets such as property and equipment, land and intangible assets are subject to nonrecurring fair value measurements if they are deemed to be impaired. The impairment models used for nonfinancial assets depend on the type of asset.

For the year ended December 31, 2021, the Company recorded impairment charges related to assets measured on a non-recurring basis of $3.3 million for graphics processing units and $0.7 million for digital assets. The Company utilized a market approach as of December 31, 2021, to determine fair value.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accrued liabilities, and accounts payable, approximate fair value due to the short-term nature of these instruments.

Held for Sale and Discontinued Operations Classification

The Company classifies a business as held for sale in the period in which management commits to a plan to sell the business, the business is available for immediate sale in its present condition, an active program to complete the plan to sell the business is initiated, the sale of the business within one year is probable and the business is being marketed at a reasonable price in relation to its fair value.

Newly acquired businesses that meet the held-for-sale classification criteria upon acquisition are reported as discontinued operations. Upon a business’ classification as held for sale, net assets are measured for impairment. Goodwill impairment is measured in accordance with the method described in the accounting policy. An impairment loss is recorded for long-lived assets held for sale when the carrying amount of the asset exceeds its fair value less cost to sell. Other assets and liabilities are generally measured for impairment by comparing their carrying values to their respective fair values. A long-lived asset shall not be depreciated or amortized while it is classified as held for sale.

Stock Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options, and restricted stock, to be recognized in the consolidated statements of operations based on their grant date fair values. The fair value of stock options is estimated as of the date of grant using the Monte Carlo Simulation option pricing model. The fair value of restricted stock is calculated as the fair value of the Company’s common stock as of the date of grant. The expense is recognized on a straight-line basis over the requisite service period.

Income Taxes

The Company accounts for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is required to the extent any deferred tax assets may not be realizable.

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely than-not threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of December 31, 2021, and 2020.

Convertible Debt

The Company’s debt instruments contain a host liability, freestanding warrants, and an embedded conversion feature. The Company uses the guidance under FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”) to determine if the embedded conversion feature must be bifurcated and separately accounted for as a derivative under ASC 815. It also determines whether any embedded conversion features requiring bifurcation and/or freestanding warrants qualify for any scope exceptions contained within ASC 815. Generally, contracts issued or held by a reporting entity that are both (i) indexed to its own stock, and (ii) classified in shareholders equity, would not be considered a derivative for the purposes of applying ASC 815. Any embedded conversion features and/or freestanding warrants that do not meet the scope exception noted above are classified as derivative liabilities, initially measured at fair value, and remeasured at fair value each reporting period with change in fair value recognized in the consolidated statements of operations. Any embedded conversion features and/or freestanding warrants that meet the scope exception under ASC 815 are initially recorded at their relative fair value in paid-in-capital and are not remeasured at fair value in future periods.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The host debt instrument is initially recorded at its relative fair value in long-term debt. The host debt instrument is accounted for in accordance with guidance applicable to non-convertible debt under FASB ASC Topic 470 Debt (“ASC 470”) and is accreted to its face value over the term of the debt with accretion expense and periodic interest expense recorded in the consolidated statements of operations.

Issuance costs are allocated to each instrument in the same proportion as the proceeds that are allocated to each instrument. Issuance costs allocated to the debt hosted instrument are netted against the proceeds allocated to the debt host. Issuance costs allocated to freestanding warrants classified in equity are recorded in paid-in-capital.

Leases

The right of use asset (“ROU”) on the Company’s consolidated balance sheet represents a lessee’s right to use an asset over the life of a lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term, plus any lease payments made to the lessor before the lease commencement date, plus any initial direct costs incurred, minus any lease incentives received. The amortization period for the right of use asset is from the lease commencement date to the earlier of the end of the lease term or the end of the useful life of the asset. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has elected to exclude all short-term leases (i.e., leases with a term of 12 months or less) from recognition on the balance sheet.

The Company’s lease liabilities are determined by calculating the present value of all future lease payments using the rate implicit in the lease if it can be readily determined, or the lessee’s incremental borrowing rate. The Company uses its incremental borrowing rate at the inception of the lease to determine the present value of future lease payments as the rate implicit in its leases could not be readily determined.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, restricted stock, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the year ended December 31, 2021, and as a result, all potentially dilutive common shares are considered antidilutive for this period.

The Company includes potentially issuable shares in the Weighted-average common shares – basic that include warrants and other agreements that are exercisable for little or no consideration without substantive contingencies and others once any contingencies relative to the issuance of the shares is resolved.

Computations of basic and diluted weighted average common shares outstanding were as follows for the periods reported:

	December 31,
	2021	2020

Weighted-average common shares outstanding	128,603,982	60,365,892

Weighted-average potential common shares considered outstanding	10,457,102	15,174,121

Weighted-average common shares outstanding – basic	139,061,084	75,540,013

Dilutive effect of options, warrants and restricted stock	-	-

Weighted-average common shares outstanding – diluted	139,061,084	75,540,013

Options, restricted stock, and warrants and convertible debt excluded from the computation of diluted loss per share because the effect of inclusion would be anti-dilutive	6,603,716

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2020, the FASB issued ASU 2020-01, Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815). The ASU amends and clarifies certain interactions between the guidance under Topic 321, Topic 323, and Topic 815, by reducing diversity in practice and increasing comparability of the accounting for these interactions. The amendments in the ASU should be applied on a prospective basis. The ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted, including early adoption in an interim period for which financial statements have not yet been issued. The new standard has not had a material impact on the consolidated financial statements or disclosures.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, as part of its overall simplification initiative to reduce costs and complexity of applying accounting standards while maintaining or improving the usefulness of the information provided to users of financial statements. Most significantly, the new guidance removes from GAAP separation models for convertible debt that require the convertible debt to be separated into a debt and equity component, unless the conversion feature is required to be bifurcated and accounted for as a derivative or the debt is issued at a substantial premium. As a result, after adopting the guidance, entities will no longer separately present such embedded conversion features in equity and will instead account for the convertible debt wholly as debt. The new guidance also requires use of the “if-converted” method when calculating the dilutive impact of convertible debt on earnings per share, which is consistent with the Company’s current accounting treatment under the current guidance. The guidance is effective for financial statements issued for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years, with early adoption permitted, but only at the beginning of the fiscal year. The Company has early adopted the new guidance on January 1, 2021, with no impact to prior period financial statements given that the first applicable instruments were not executed until the third quarter of 2021. See Note 12-Short Term Debt for further disclosure on the instrument.

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

The following table reflects the results of continuing operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is primarily based on revenue and gross profit. These results are used, in part, by the chief operating decision maker, both in evaluating the performance of, and in allocating resources to, each of the segments. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the revenues, and cost of revenues from continuing operations for our subsidiary segments for the year ended December 31, 2021 (in thousands):

	TTM Digital	Sysorex Government Services	Consolidated
Revenues
Products Revenue	$-	$6,516	$6,516
Services Revenue	-	1,756	1,756
Mining Income	4,394	0	4,394
Total Revenues	$4,394	$8,272	$12,666

Costs of Revenues
Product Cost of Revenue	$-	$6,036	$6,036
Services Cost of Revenue	-	868	868
Mining Cost of Revenue	457	-	457
Other Operating Expenses	13,276	4,568	17,844
Operating Income (Loss)	$(9,339)	$(3,200)	$(12,539)
Total Segment Assets	$10,271	$8,940	$19,211

Note 6 — Discontinued Operations

In December 2021, the Company made the decision to divest certain mining equipment, graphic processing units and data center and its assets of TTM Digital reporting unit (“TTM Assets”) and commenced discussions with a third party to execute an asset sale. On March 24, 2022, the Company executed Heads of Terms agreement with a third party which includes certain binding and non-binding provisions. Pursuant to the Heads of Terms, the Company and the third party agreed to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets and certain associated real property. The TTM Assets to be sold are those assets located in the facility in New York. The Company will continue to operate certain graphics processing units or associated assets at a co-located facility in North Carolina. See Note 18 – Subsequent Events for further discussion on the terms of the asset sale.

As a result of the decision to divest certain operating assets of the TTM Digital reporting unit, the Company has determined that subject assets met the definition of assets held for sale as defined by ASC 205-20 – Presentation of Financial Statements – Discontinued Operations. The Company determined the TTM Assets represented discontinued operations as it constituted a disposal of a significant component and a strategic shift that will have a material effect on the Company’s operations and financial results. As a result, the Company reclassified the balances and activities of the TTM Assets from their historical presentation to assets held for sale and assets and liabilities – discontinued operations on the consolidated balance sheets and to loss from discontinued operations on the consolidated statements of operations for the periods presented.

The carrying value of the TTM Digital asset disposal group was $6.07 million as of December 31, 2021. No adjustments were recorded to the carrying value of the assets held for sale as the estimated fair value less selling costs exceeded the carrying value. The following table details the assets and liabilities of the Company’s TTM Assets that were classified as assets held for sale and discontinued operations for the periods presented (in thousands):

	2021	2020
Current Assets

Related Party receivables	$-	$17
Mining equipment and facilities, net	5,571	-
Investment in Style Hunter	500	-
Total Current Assets	$6,071	$17

Noncurrent Assets
Mining equipment and facilities, net	-	1,272
Investment in Up North Hosting, LLC	-	644
Total Noncurrent Assets	-	1,916
Total Assets associated with discontinued operations	$6,071	$1,933

Liabilities associated with discontinued operations
Accounts payable	$-	$7
Accrued liabilities	-	117
Related party loan	-	75
Total Current Liabilities	-	199
Total Liabilities associated with discontinued operations	$-	$199

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the TTM Digital assets statement of operations line items classified as discontinued operations included within loss from discontinued operations for the years ended December 31, 2021, and 2020 (in thousands):

	2021	2020
Revenues
Mining income	$8,150	$1,868
Other revenue	29	-
Total Revenues	8,179	1,868

Operating costs and expenses
Mining cost	815	433
General and administrative	291	4
Depreciation	1,637	827
Total Operating Costs and Expenses	2,743	1,264

Gain from Discontinued Operations	5,436	604

Other Income (Expenses)
Gain (loss) on sale of fixed assets	(146)	17
Fair value loss on previously held equity interest	(18)	-
Other income (expenses), net	58	(29)
Total Other Income	(106)	12

Income before net loss of equity method investee	5,330	592

Share of net loss of equity method investee	(94)	(39)

Net income from discontinued operations	$5,236	$553

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the net cash flows from discontinued operations of TTM Digital for years ended December 31,2021 and 2020 (in thousands):

	For the Year Ended December 31,
	2021	2020
Net cash provided by operating activities -discontinued operations	1,369	595
Net cash used in investing activities – discontinued operations	(1,436)	(582)
Net cash provided by financing activities – discontinued operations	-	20

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Equity Method Investments

As discussed in Note 8 - Up North Business Combination / Bitworks Asset Acquisition, the acquisition by TTM Digital occurred on November 2, 2021; the schedule values below are up through November 1, 2021, immediately prior to the acquisition.

The Up North Hosting balance sheet is presented as of November 1, 2021, and December 31, 2020 (in thousands of dollars):

	November 1,	December 31,
	2021	2020

Current assets	$260	$121
Non-current assets	1,183	1,247
Total assets	$1,443	$1,368

Current liabilities	144	197
Total liabilities	144	197

Members’ equity	1,377	1,177
Retained Earnings (Deficit)	(78)	(6)
Total Members’ Equity	1,299	1,171

Total Liabilities and Members’ Equity	$1,443	$1,368

Fixed assets, net, which are owned by Up North Hosting, were comprised of the following (in thousands of dollars):

	November 1,	December 31,
	2021	2020
Building	$513	$513
Electrical Infrastructure Assets	525	525
Machinery & Equipment Assets	34	30
Mechanical (HVAC) Assets	271	271
Server and Network Assets	50	50
Gross value	1,393	1,389

Accumulated depreciation	(244)	(177)
Property, plant, and equipment, net	$1,149	$1,212

The Up North Hosting statement of operations for the period ending November 1, 2021, and December 31, 2020 (in thousands of dollars):

	2021	2020

Revenues	$930	$898
Cost of revenues, excluding depreciation	776	725
Selling, general, and administrative	286	351
Other (Income)/Expense	(60)	(5)
Net loss	(72)	(173)

Net loss attributable to TTM	$(36)	$(87)

The Company’s main cost of revenues relates to the hosting and electricity expenses used to power the datacenter and the hosted equipment.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Up North Business Combination / Bitworks Asset Acquisition

On November 2, 2021, the Company through a wholly owned subsidiary of TTM Digital executed a Membership Interest Purchase Agreement (“Up North Agreement”) with BWP Holdings, LLC (“BWP”) whereby the Company acquired the remaining 50.0% membership interest (“Transferred Membership Interest”) in Up North Hosting LLC (“Up North”) that it did not already own to bring its ownership in Up North to 100.0% (“UNH Acquisition”). In addition to the Transferred membership Interest the Company acquired certain data mining equipment BWP (“Bitworks Equipment” and collectively the “Acquisition”) that was resident in the Up North data center facility. The BWP transaction was accounted for as an asset acquisition. Total transaction consideration paid for the acquired interests of Up North and the Bitworks Equipment were $1.0 million and the issuance of 1.0 million shares of restricted common stock, $0.00001 par value of the Company.

The total transaction consideration paid for the Acquisition was valued at $1.4 million. The transaction consideration was allocated to the UNH Acquisition and the Bitworks Equipment in the amounts of $705,900 and $694,100, respectively. The UNH Acquisition was accounted for as a business combination using the acquisition method in accordance with Accounting Standards Codification 805, Business Combinations. In accounting for the UNH Acquisition the purchase consideration consisted of the fair value of the Up North membership interest previously owned by the Company and accounted for as an equity method investment of $631,500 and the transaction consideration allocated of $705,900 and reduced by the effective settlement of intercompany transactions of $104,285 for net purchase consideration of $1,233,115. The previous membership interest in Up North had a carrying value of $649,462 resulting in the recognition of a loss on the conversion of the equity method investment of $17,962.

The following table summarizes the amounts of identified assets acquired and liabilities assumed relating to the Acquisition:

(In thousands of dollars)	UNH Acquisition Fair Value	Bitworks Equipment Fair Value	Aggregate Fair Value
Cash	$87	$-	$87
Accounts receivable	67	-	67
Prepaid assets and other current assets	1	-	1
Property and equipment	1,098	694	1,792
Property tax abatement intangible	90	-	90
Other assets	34	-	34
Accounts payable	(90)	-	(90)
Accrued liabilities	(54)	-	(54)
Fair value allocated to net assets / (liabilities)	$1,233	$694	$1,927
Fair value of transaction consideration	$706	$694	$1,400
Fair value of equity method investment exchanged	631	-	631
Effective settlement of intercompany transactions	(104)	-	(104)
Fair value of purchase consideration	$1,233	$694	$1,927

Up North’s primary asset consists of a data center facility located in New York used for the hosting of cryptocurrency data mining operations. The value of the data center facility building, and improvements installed for the data center operations are approximately $1.1 million. The data center facility is located in an industrial redevelopment area which has a property tax abatement and pays certain fees in lieu of property taxes under an agreement with the Industrial Development Agency. Proforma financial information was not required as the acquisition was deemed not to have a material impact.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Mining Equipment, net

Mining equipment, net, was comprised of the following (in thousands of dollars):

	Balance as of
	December 31,	December 31,
	2021	2020
Gross Mining Equipment:
Mining Equipment (non-GPUs)	$493	$-
GPUs	6,033	-
Accumulated Depreciation
Mining Equipment (non-GPUs)	(123)	-
GPUs	(2,326)	-
Mining Equipment, net	$4,077	$-

An Ethereum mining server consists of multiple commodity Graphics Processing Units (GPUs) and ancillary components such as chassis, CPU, motherboard, and power supply. The GPUs are solely responsible for the compute power to generate the cryptographic hashes for mining, while the other components act to support the system. Depreciation expense was approximately $2.5 million during the year ended December 31, 2021.

The Company (TTM Digital) purchased approximately 4,500 GPUs with specialized Cryptocurrency Mining Processors through execution of an Asset Contribution and Exchange Agreement and a Purchase Order for a lease to buy financing arrangement which total $2.2 million over 180 days subject to acceleration based on the completion of certain corporate events. The lease to buy financing arrangement was fully paid as of December 31, 2021. The Company issued 35,588,548 shares of common stock at the merger. The assets and equity were exchanged in April 2021 prior to the reverse merger with Sysorex, Inc.

Note 10 — Intangible Assets

Intangible assets as of December 31, 2021, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade name	$1,060	$(74)	$986
Customer Relationships	1,900	(333)	1,567
Total intangible assets	$2,960	$(407)	$2,553

Calendar Years ending December 31,	Amount
2022	573
2023	573
2024	573
2025	266
2026	105
Thereafter	463
Total	$2,553

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the percentages of sales derived by SGS from those customers that accounted for at least 10% of sales during the period April 15, 2021, through December 31, 2021 (in thousands of dollars):

	For the Period April 15,
	2021, through
	December 31, 2021
	$	%
Customer A	4,826	44%
Customer B	2,946	27%

As of December 31, 2021, Customer A represented approximately 72% of total accounts receivable. One other customer represented approximately 11% of total accounts receivable.

For the period April 15, 2021, through December 31, 2021, three vendors represented approximately 36%, 25%, and 25% of total purchases. Purchases from these vendors during the year ended December 31, 2021, were $3.8 million, $2.6 million, and, $2.6 million respectively.

Mining equipment purchased from one TTM Digital vendor during the year ended December 31, 2021, was $14.2 million. Of the $14.2 million, in consideration exchanged $12 million was paid in Common Stock of the Company and the balance of $2.2 million was settled through payment of $1.1 million in digital assets and $1.1 million in cash.

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

Further, the Company had concentrated exposure to the Ethereum blockchain infrastructure through its mining operations during the periods presented. There is a possibility of digital asset mining algorithms transitioning to proof-of-stake validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business and our ability to generate revenues. When and if Ethereum switches to proof-of stake the Company’s GPUs will no longer be able to mine Ethereum. Additionally, on August 5, 2021, the London Hard Fork protocol went into effect which includes changes in Ethereum’s handling of transaction fees. These changes could have an impact on the Company’s future potential Ethereum revenue stream due to less Ethereum being distributed per mined block, if not offset by an increase in the value of ETH and/or additional transaction tipping, the process by which a user can pay an additional amount to ensure a transaction is processed very quickly. The Company saw a financial impact during the year ended December 31, 2021. While the Company doubled mining capacity in the first half of the year, the difficulty to mine increased. This resulted in a steady decrease of average mining rewards, along with the market price of Ethereum, particularly during the second half of the year.

The Company has a mining pool optimized for the mining of ETH on the Ethereum blockchain. There are several factors taken into consideration when the Company elected to continue with exclusively mining ETH.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Short Term Debt

Short term debt as of December 31, 2021, consisted of the following (in thousands):

December 31,
2021

Convertible Debentures & Warrants, including interest payable to the Convertible Debenture Holders	$19,439

2021 Convertible Debentures & Warrants

On July 7, 2021, the Company consummated the initial closing of a private placement offering (the “Offering”) pursuant to the terms and conditions of a Securities Purchase Agreement for up to $15,187,500 in principal amount (“Original Principal Value”) Convertible Debentures. To manage the administration of the Offering the Company entered into a placement agency agreement with Joseph Gunner & Co. LLC, a U.S. registered broker-dealer (“Placement Agent”). At the initial closing, the Company sold the purchasers (i) 12.5% Original Issue Discount Convertible Debentures (“Debentures”) in an aggregate principal amount of $9,990,000 and (ii) warrants to purchase up to 3,534,751 shares of common stock of the Company. The Company received total gross proceeds of $8,880,000 taking into account the 12.5% discount before deducting placement agent fees and expenses of approximately $913,000. The Debentures mature on July 7, 2022, subject to a three-month extension upon mutual agreement of the Company and the holder.

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

In conjunction with the Convertible Debentures, the Company entered into a Warrant Purchase Agreement (the “Agreement”) providing investors the right to purchase common stock of Sysorex. The exercise price will be either 1) the Qualified Offering Price, in the event of a Qualified Offering or 2) in the event of no Qualified Offering, the lower of a) $18.00 and b) an amount equal to 80% of the average of VWAP (as defined therein) for the common stock. The term of the warrant is five years. The warrants issued in connection with the debt were equity classified at issuance and were allocated a value of approximately $896,000 on a relative fair value basis.

The Company recorded the debt net of the 12.5% discount, of which totaled $1,552,000, the placement agent fees and expenses of $1,267,000 and the debt discount attributed to the fair value of the warrants of approximately $810,000. The Company expensed the entire debt discount and issuance costs as a result of the debenture default, as disclosed below.

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Debenture Default

The Debentures provide that any monetary judgment filed against the Company for more than $50,000, and if such judgment remains unvacated for a period of 45 calendar days shall constitute an event of default. On December 14, 2021, the Company became aware that a Confession of Judgment (the “Confession of Judgment”) had been entered against the Company in the Superior Court of the State of California, County of Santa Clara by Tech Data on September 24, 2021. The Confession of Judgement is entered for a total sum of $5,942,559.05, which is comprised of the principal sum of $3,341,801.80 and prejudgment interest in the sum of $2,600,757.25. As a result, the Confession of Judgment was deemed to be an event of default under the Debentures although the Company only became aware of the Confession of Judgment on December 14, 2021.

On January 7, 2022, the Company received a notice of default (the “Default Notice”) from the Placement Agent stating that the Company defaulted under the Purchase Agreement as a result of: (i) the Company failing to disclose certain material indebtedness of the Company outstanding as of the date of the Purchase Agreement; and (ii) the filing of a judgment relating to such material indebtedness. Due to such events of default, (i) the Debentures are now deemed to have begun bearing interest at the default interest rate of 18% per annum from the date of the issuance of the Debentures; and (ii) the holders of the Debentures are entitled to receive in satisfaction of the amounts owing under the Debentures an amount equal to 130% of the Original Principal Value of the Debentures (“Default Principal Increase”), in accordance with the terms of the Debentures. In addition, as a result of the events of default, the exercise price for the Warrant is the lower of: (A) $18.00 and (B) an amount equal to fifty percent (50%) of the average of volume-weighted average price for the common stock of the Company over the five (5) trading days preceding the date of the delivery of the applicable exercise notice or (C) the qualified offering price as defined in the Purchase Agreement.

As a result of the determination of default event, the Company has recorded a loss of approximately $6.6 million on the Consolidated Statement of Operations on the line captioned Loss contingency on debt default (“Contingent Loss”). The Contingent Loss consists of the unamortized debt issuance costs and original interest discount of approximately $2.1 million and the Default Principal increase of approximately $4.2 million, and approximately $0.3 of debt and issuance costs incurred.

The Company recognized approximately $1.5 million of interest expense for the year ended December 31, 2021. Included in Convertible debt is $1.2 million of interest payable on December 31, 2021, to the Convertible Debenture Holders.

Non-Recourse Factoring and Security Agreement

Effective as June 19, 2020, prior to the merger, the Company and SouthStar Financial, LLC (“SouthStar”) entered into a Non-Recourse Factoring and Security Agreement (the “Agreement”) pursuant to which SouthStar may purchase receivables from the Company (the “Purchased Receivables”) for a price not to exceed 85% of the face value of the Purchased Receivables or a lesser percentage agreed upon between the Company and SouthStar. In consideration of SouthStar’s purchase of the Purchased Receivables, the Company will pay to SouthStar an amount equal to 0.8% of the face amount of the Purchased Receivables for the first 10-day period after payment for the Purchased Receivables is transmitted to SouthStar plus 0.9% for each additional 10-day period or part thereof, calculated from the date of purchase until payments received by SouthStar in collected funds on the Purchased Receivables equals the purchase price of the Purchased Receivables plus all charges due SouthStar from the Company at the time. An additional 1.0% per 10-day period will be charged for invoices exceeding 60 days from invoice date.

As of December 31, 2021, the Company did not have any of its receivables financed.

Note 13 — Income taxes

The income tax provision (benefit) for the years ended December 31, 2021, consists of the following (in thousands of dollars):

Net loss before income tax is as follows (in thousands):

Year ended December 31, 2021

Net loss before income tax	$(40,775)

Income tax expense (benefit) consists of the following:

Year ended December 31, 2021
U.S. Federal
Current	$-
Deferred	(4,076)
State and Local
Current	-
Deferred	(622)
(4,698)
Change in Valuation Allowance	4,698
Total income tax provision (benefit)	$-

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the U.S. statutory federal income tax rate and the Company's effective rate for the years ended December 31, 2021, is as follows:

Year ended December 31, 2021

Pretax Income	21.0%
State taxes, net of federal benefit	2.2%
Merger Charges	-10.2%
Other permanent items	-1.5%
Change in valuation allowance	-11.5%

Effective income tax rate	0.0%

As of December 31, 2021, the Company's deferred tax assets consisted of the effects of temporary differences attributable to the following (in thousands of dollars):

	Year ended December 31, 2021	Year ended December 31, 2020
Deferred tax assets:
Net operating loss carry forwards	$4,812	$-
Fixed assets	1,129	-
Accrued Compensation	40	-
Reserves	505	-
Intangible assets	3,061	-
Business interest limitation	729	-
Lease Liabilities	142	-
Tax Credits	211	-
Other	182	-
Total deferred tax assets before valuation allowance	10,811	-

Valuation allowance	(10,669)	-
Total deferred tax assets after valuation allowance	142	-

Deferred tax liabilities:
Operating lease right of use assets	(142)	-
Total deferred tax liabilities	(142)

Net deferred tax assets and liabilities	$-	$-

Prior to the merger (as discussed in Note 1), the Company was a Partnership for US Income Tax purposes and therefore had no provision for income tax as of December 31, 2020. Subsequent to the merger the entity became a taxable entity.

As of December 31, 2021, the Company had approximately $20.8 million of U.S. federal net operating loss (“NOL”) carryovers available to offset future taxable income. As of December 31, 2021, the Company had approximately $9.1 million of state NOL carryovers available to offset future taxable income. The U.S. federal NOLs generated in 2021 do not expire and have an indefinite life. State NOLs begin to expire at various dates beginning in 2038.

The future utilization of federal net operating loss carryforwards generated after 2017 is limited to 80% of taxable income. An additional limitation applies to the use of federal net operating loss and credit carryforwards, under Section 382 of the Internal Revenue Code of 1986, as amended, that is applicable if the Company experiences an "ownership change." The Company completed a 382 study and determined that there was a change in ownership on April 14, 2021, which limits their NOL and Section 163(j) carryforwards. The resulting Section 382 limitations are not expected to materially impact the Company’s ability to utilize carryforwards as NOLs and 163(j) should be available for utilization before expiration assuming sufficient future taxable income. Future changes in the ownership of the Company could further limit the Company’s ability to utilize its NOLs and credits.

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2021. As of December 31, 2021, the net change in valuation allowance was $10.7 million, including $6.0 million established in acquisition accounting.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.  ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file federal and state income tax returns. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the year ended December 31, 2021.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of general and administrative expense, respectively. There were no amounts accrued for interest or penalties for the year ended December 31, 2021. Management does not expect any material changes in its unrecognized tax benefits in the next year.

The Company operates in multiple tax jurisdictions, and, in the normal course of business, its tax returns are subject to examination by various taxing authorities. Such examinations may result in future assessments by these taxing authorities. The Company is subject to examination by U.S. tax authorities beginning with the year ended December 31, 2018. Currently, the Company is not subject to any examinations.

Note 14 — Digital Assets

The following table presents the roll forward of digital asset activity from continuing and discontinued operations during the periods ended:

	December 31,
	2021	2020
Opening Balance	$24	$25
Revenue from mining	12,534 *	1,868 *
Received for membership interest	-	46
Payment of Mining equipment under lease to buy arrangement	(1,091)	-
Mining pool operating fees	(129)	(4)
Management fees	(321)	(189)
Transaction fees	(26)	-
Owners’ distributions	(1,521)	(1,211)
Digital asset impairment	(704)	-
Proceeds from sale of digital assets	(3,670)	(555)
Realized gain on sale of digital assets	106	44
Ending Balance	$5,202	$24

*	Of the $12.5 million revenue from mining, $4.4 million in continuing operations and $8.1 million in discontinued operations. The $1.8 million in 2020 is included in discontinued operations.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Equity

As discussed in Note 3 Basis of Presentation the Company completed a reverse merger of Sysorex and TTM Digital with TTM Digital being the accounting acquirer and reporting entity. In a reverse merger, the capital accounts of the reporting entity (TTM Digital) are restated to reflect the legal capital structure of the legal acquirer (Sysorex). As a result, the share data of the reporting entity has been retroactively restated for all periods presented to the equivalent share values of Sysorex for the capital transaction activity of TTM Digital, as if the reverse merger occurred on January 1, 2020. The share data of the reporting entity has been retroactively stated for all periods presented to the equivalent share values of Sysorex. The Company is authorized to issue 500,000,000 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value. The holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2021, 500,000,000 common stock shares were authorized; 145,713,591 shares were issued, and 145,638,212 shares were outstanding. No preferred stock has been designated or issued.

As of December 31, 2020, the Company had 66,431,920 shares outstanding.

During the quarter ended March 31, 2021, the Company issued to Moon Manager LLC, 14,607,980 shares and issued the rights to an additional 2,000,000 shares which were subsequently issued on March 24, 2022.

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

As discussed in Note 3, the majority of the Sysorex debt, certain liabilities classified as current and a forward consulting contract with a former Sysorex Board Member (the “Debt Items”) aggregating $19.4 million were converted to 34,097,255 Sysorex shares when fully issued (the “Sysorex Recapitalization”). 25,985,633 shares were immediately issued, prefunded rights were exchanged from an investor’s issued shares for 5,111,622 shares which were subsequently issued on March 24, 2022, and the right to receive 3,000,000 shares of Sysorex stock at a future date at the option of the holder subject to certain events.

During the year ended December 31, 2021, the Company issued an aggregate of 1,529,820 shares for corporate advisory expertise and consulting services for a total value of approximately $2,577,000.

On November 2, 2021, the Company entered into a Membership Interest Purchase Agreement with BWP Holdings LLC to purchase the remaining 50% interest in Up North Hosting LLC and asset acquisition of certain mining equipment of BWP Holdings LLC. The aggregate purchase price for the membership interest is $1.0 million in cash and 1 million shares of restricted common stock, $0.00001 par value of the Company at a value of $0.4 million. The restricted common stock was issued to an executive of BWP Holdings LLC who was hired by the Company on October 1, 2021, as the Company’s Chief Technology Officer (“CTO”). The Company issued the CTO a one-time sign-on bonus of One Hundred Thousand shares of restricted common stock of the Company at a value of $0.04 million.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Equity Incentive Plan

On July 30, 2018, the board of directors of the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), which enables the Company to grant stock options, share appreciation rights, restricted stock, restricted stock units, share awards, performance unit awards, and cash awards to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. The 2018 Plan is to be administered by the Board, which shall have discretion over the awards and grants there under. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 80,000, which number will be automatically increased on the first day of each quarter, beginning on January 1, 2019 and for each quarter thereafter, by a number of shares of common stock equal to the least of (i) 10,000 shares,(ii) 10% of the shares of common stock issued and outstanding on that date, or (iii) a lesser number of shares that may be determined by the board. No awards may be issued after July 30, 2028.

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

As of December 31, 2021, the awards outstanding under the plan consisted of the employee stock options granted on July 20, 2021, to purchase up to 1,656,000 shares of common stock.

Stock Options

A summary of stock option activity for the year-end period ended December 31, 2021, is as follows:

	Number of	Weighted Average
	Options (in Shares)	Exercise Price
Outstanding, January 1, 2021	-	-
Granted	1,656,000	$2.00
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, December 31, 2021	1,656,000	$2.00

Exercisable, December 31, 2021	1,656,000	$2.00

The Company’s valued the stock options based on the Monte Carlo valuation methodology on July 20, 2021, the stock options grant date. The stock options were immediately vested and have a life of ten years. The value of the awards was determined to be approximately $0.4 million over the derived service period. The fair value of the common stock as of the grant date was determined to be $0.24 per share. The Company recognized approximately $0.06 million of stock-based compensation for the year ended December 31, 2021. The unrecognized stock-based compensation of $0.34 million will be recorded over the derived service period ending in the second quarter 2024.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The following table represents the activity related to the Company’s convertible debentures and warrants, see Note 12, issued during the year ended December 31, 2021:

	Number of Warrants (in Shares)	Weighted Average Exercise Price
Outstanding, January 1, 2021	-		-
Granted	5,926,763	$		*
Exercised	-		-
Outstanding, December 31, 2021	5,926,763		$-

The weighted average contractual term at December 31, 2021 is 4.61

*	The exercise price will be determined by a 5-day VWAP price calculation on the exercise date. As of the date of this report, approximately 418,931 warrants have been exercised into 220,754 shares of the Company’s common stock.

Restricted Stock Units

The following table represents the activity related to the Company’s restricted stock awards granted to employees and directors during the year ended December 31, 2021:

	Number of Restricted Stock Shares	Weighted Average Exercise Price
Outstanding, January 1, 2021	-	-
Granted	1,650,000	$0.40
Vested	650,000	-
Unvested, December 31, 2021	1,000,000	$0.40

The unrecognized stock compensation at December 31,2021 is $0.2 million.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Commitments and Contingencies

Contractual Commitments

On September 5, 2017, prior to the merger and as a result of a spinoff from Sysorex’s previous parent, a computer hardware supplier threatened legal action against the Company and demanded approximately $1.8 million for payment of unpaid invoices. On or about January 29, 2018, the parties executed a settlement agreement resolving the matter. No court action was filed. Subsequently thereafter, the Company defaulted under the terms of the agreement. The liability of approximately $0.6 million has been accrued and includes interest $0.007 million calculated based on a default rate of 8%, which is included as a component of accounts payable and accrued liabilities as of December 31, 2021, in the Consolidated Balance Sheets.

On January 22, 2018, a software vendor filed a motion for entry of default judgment (the “Motion”) against SGS in the Circuit Court of Fairfax County, Virginia. The Motion alleges that SGS failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000 plus $20,000 in legal fees. On August 10, 2018, the Company and vendor entered into a settlement agreement and the Company is repaying the debt in monthly installments. Subsequently thereafter, the Company defaulted under the terms of the agreement. The liability of approximately $0.1 million has been accrued and includes interest $0.001 million calculated based on a default rate of 6% and is included as a component of accounts payable and accrued liabilities as of December 31, 2021, in the Consolidated Balance Sheets.

The Company entered into a Registration Rights Agreement (the “RRA”) dated April 13, 2021. The Company had ninety (90) calendar days following the closing date of its Merger with TTM Digital Assets & Technologies, Inc. on April 14, 2021, to file an initial registration statement covering the Shares. The ninety (90) calendar day filing date was July 13, 2021 (“Filing Deadline”). The Company did not fulfil its obligation to file a registration statement covering the Shares by July 13, 2021, nor any date thereafter up to and including the filing of this Annual Report on Form 10-K and therefore has accounted for an accrued liability in the amount of $0.2 million recorded in the Consolidated Balance Sheets – Accrued Liabilities for the year ended December 31, 2021. The RRA terminated as of October 14, 2021, by its own terms.

The Company, entered into a Promissory Judgment Note dated as of August 15, 2018 (the “Note”), with Tech Data Corporation (“Tech Data”), pursuant to which the Company promised to pay the principal sum of $6,849,423.42 to Tech Data. The Note provides that interest shall accrue on the balance of the Note at the rate of 18% per annum. Due to miscommunication with Tech Data, the Company inadvertently failed to pay, when due, some of the installment payments in the aggregate principal amount of $3,341,801.80, as set forth in the Note and has defaulted under the Note.

On December 14, 2021, the Company became aware that a Confession of Judgment (the “Confession of Judgment”) had been entered against the Company in the Superior Court of the State of California, County of Santa Clara by Tech Data on September 24, 2021. The Confession of Judgement is entered for a total sum of $5,942,559.05, which is comprised of the principal sum of $3,341,801.80 and prejudgment interest in the sum of $2,600,757.25.

Following a negotiation with Tech Data, the Company was able to reduce the Award by in excess of $4.2 million, and on January 13, 2022, the Company and Tech Data entered into a Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company was paid $1,375,000.00 (the “Settlement Amount”) on January 14, 2022. The Award was deemed satisfied in full. Among other things, Tech Data agreed to file an acknowledgment of full satisfaction of judgment attached as an exhibit to the Settlement Agreement, not take any further action against the Company in connection with or relating to the Judgment, and release the Company and its representatives from any and all claims, including the Judgment, which Tech Data may have against the Company based upon any transaction that occurred at any time before the date of the Settlement Agreement. The vendor liability of $2,908,133 is recorded in the Consolidated Balance Sheets – Accounts Payable as of December 31, 2021. As a result of the January 14, 2022, settlement of $1,375,000 noted above, the Company will recognize a gain on the settlement of $1,533,133, which will be reported in the first quarter 2022.

Operating Leases/Right-of-Use Assets and Lease Liability

On December 8, 2021, the Company’s principal executive offices moved to 13880 Dulles Corner Lane, Suite 120, Herndon, Virginia 20171. We lease these premises, which consist of approximately 5,800 square feet, pursuant to a lease that expires on May 31, 2025. The total amount of rent expense under the leases is recognized on a straight-line basis over the term of the leases. The Company has no other operating or financing leases with terms greater than 12 months.

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the years ended December 31, 2021, and 2020:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$-
Leased assets obtained in exchange for new and modified operating lease liabilities	$(558)	$-
Leased assets surrendered in exchange for termination of operating lease liabilities	$-	$-

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, future minimum operating leases commitments are as follows:

Calendar Years ending December 31,	Amount
2022	$123
2023	214
2024	219
2025	92
Total future lease payments	648
Less: interest expense at incremental borrowing rate	(90)
Net present value of lease liabilities	$558

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	3.41 years
Weighted average discount rate used to determine present value of operating lease liability:	8%

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

Loss contingencies considered remote are generally not disclosed, unless they involve guarantees, in which case the guarantees would be disclosed. There can be no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows. See Contractual Commitments above, for disclosure of the settlement agreement. There are no pending legal proceedings to which the Company is a party to.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17 — Related Party Transactions

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

Lease to Buy Purchase Order

The Company acquired 1,344 GPU data mining equipment with 125 gigahash of computing power in a lease to buy arrangement. The Company agreed to total payments of $2.2 million over 180 days subject to acceleration based on the completion of certain corporate events. Revenue generated by operation of the equipment from April 1, 2021, shall be credited against the purchase price until payment of the balance of the purchase price. The Company has determined that the fair value of the installment payments is $2.1 million and will record $70,000 in financing interest costs for the aggregate $2.2 million in installment payments. The Company recognized approximately $70,000 of such interest expenses for the year ended December 31, 2021, respectively.

Hosting Facilities Services Order

The Hosting Facility Services Order (the “Hosting Contract”) provided for the provision of hosting facility space and services by CoreWeave. The services are paid for in advance of the service month and the initial term of the hosting services is through June 30, 2022 and renews automatically for successive one year renewal terms unless either party terminates within sixty (60) days of the expiration of the then current term. At the signing of the Hosting Contract an estimated 382 data mining rigs were covered at an estimated monthly cost of approximately $21,556 ($260,000 per year). The Company recorded $194,000 in hosting costs for the year ended December 31, 2021.

Services Agreement

The initial term of the Services Agreement runs from April 1, 2021, through December 31, 2022, and automatically renews thereafter for successive one (1)-year terms unless either party provides written notice to the other of nonrenewal within sixty (60) days of the expiration of the then current Term. The initiation of the Services Agreement required a one-time payment of $100,000. The monthly base management fee was set to $20.00 per GPU-based Mining System (approximately $20,000 per month), and $6.50 per ASIC-based Mining System. Base management fees are paid in arrears and due within fifteen (15) days of invoice receipt. If, during any calendar month of the Term, CoreWeave operates on average, more than 1,500 Mining Systems on behalf of the Company, the Base Management Fee with respect to the excess Mining Systems above 1,500 is discounted by 40%. The Company recorded $215,460 in mining costs for the year ended December 31, 2021.

Master Services Agreement

On April 29, 2021, the Company entered into a Master Services Agreement with CoreWeave to provide support to management relating to cryptocurrency expertise, marketing, and other operational matters for a three-month term. The compensation for these services is a fixed fee of $35,000 per 30-day period, which includes 175 hours per period. The Company recorded $105,000 and in service costs for the year ended December 31, 2021. Effective February 24, 2022, the master services agreement has been terminated.

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Bespoke Growth Partners, Inc. (“Bespoke”)

Effective July 13, 2020, the Company entered into a consulting agreement with Bespoke. Subsequently, on January 13, 2021, the Company and Bespoke agreed to enter into an Expansion Agreement. Pursuant to the expansion agreement, the Company issued to Bespoke 250,000 shares of restricted common stock, of which 20,000 were earned as of the effective date of the original agreement and 230,000 which were earned as a result of the expansion agreement. The issuance of the shares was included within the Sysorex Recapitalization shares associated with the Merger on April 14, 2021.

Effective April 1, 2021, the Company entered into a consulting agreement with Bespoke. In connection with the consulting agreement, the Company agreed to issue 5,589,820 shares of common stock, of which 5,250,000 were later exercised for pre-funded warrants, of which 5,250,000 were unexercised as of December 31, 2021. The pre-funded warrants were subsequently exercised on January 21, 2022. The Company recognized an expense associated with the share issuance totaling approximately $1,884,888.

Effective as of April 15, 2021, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company incurred an expense of approximately $738,221 and paid a total amount of $975,000 during the year ended December 31, 2021. In addition, in accordance with the terms of the consulting agreement, the Company made an additional payment of $200,000 in January 2022 for consulting services for the period of January 15, 2022, through April 14, 2022. Lastly, the Company may request Bespoke to expand its services.

Effective as of January 13, 2022, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company is to pay Bespoke a gross advisory fee of $975,000. On March 23, 2022, the Company paid off the balance owed for this service.

Ressense LLC

On August 4, 2021, the Company executed a six (6) month business advisory services agreement with Ressense LLC. The services to be provided include potential business activities including acquisition, merger and reverse merger opportunities. As compensation for the performance of services, the Company paid and recorded $125,000 for the year ended December 31, 2021. The business advisory services agreement expired January 31, 2022.

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

Note 18 — Subsequent Events

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Proposed TTM Asset Sale

On March 24, 2022, the Company executed Heads of Terms (“Heads of Terms”) with Ostendo Technologies, Inc. (“Ostendo”) which includes certain binding and non-binding provisions. Pursuant to the Heads of Terms, the Company and Ostendo agreed to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets and certain associated real property (“TTM Assets”) to Ostendo for $68,400,000 of Ostendo preferred stock (“Purchase Price”). The TTM Assets to be sold will not include the Company’s Ether funds generated prior to and held at Closing (as hereinafter defined) and any graphics processing units or associated assets maintained and operated by the Company at a co-located facility in North Carolina. The definitive terms of the sale of TTM Assets will be set forth in definitive transaction agreements (the “Definitive Documentation”) to be executed by the parties.

The Purchase Price shall be comprised of the issuance to the Company of 7,125,000 fully paid, non-assessable shares of Ostendo preferred stock valued at $68,400,000 (“Shares”). The Shares shall be of a newly created series of preferred stock. The Shares shall not be transferable by the Company and may not be distributed by dividend or otherwise by the Company until such time as the earlier of the following shall occur: (i) Ostendo completes an underwritten initial public offering of its common stock pursuant to a registration statement under the Securities Act of 1933, as amended, or similar law of a foreign jurisdiction, (ii) Ostendo’s outstanding shares of capital stock are exchanged for or otherwise converted into securities that are publicly listed, pursuant to a transaction governing such exchange or conversion, on a national securities exchange, including through a merger (including a reverse merger), acquisition, business combination or similar transaction, in one transaction or series of related transactions, and including a transaction or series of related transactions involving a vehicle commonly known as a special purpose acquisition company (SPAC) (“Public Listing”), (iii) a “change in control” event with at least 50% plus 1 share of Ostendo’s issued and outstanding capital stock being sold to an unaffiliated third-party, or (iv) Ostendo undergoing a liquidity or other event that necessitates the transfer of the Shares (each, a “Transfer Event”). Upon the occurrence of a Transfer Event, the Company shall have the right to transfer the Shares.

Additionally, pursuant to the Heads of Terms, the Company paid on March 23, 2022, a non-refundable deposit of $1,600,000 (“Deposit”) to be credited toward the purchase of an additional 166,667 shares of Ostendo’s preferred stock, which will be of the same series as the Shares and will have the same terms (“Purchased Shares”). The Purchased Shares will be issued to the Company at closing and at the same time the other Shares are issued in accordance with a standard securities purchase agreement. In the event the sale of the Assets does not occur, Ostendo has agreed to issue the Purchased Shares within five (5) business days of the parties’ mutual agreement that the Closing will not occur. Failure to issue the Purchased Shares in the subject time frame will result in a “share delivery failure” and the obligation of Ostendo to immediately refund the full Deposit amount. The Deposit will not be held in escrow and may be used by Ostendo for working capital.

The Closing of the Asset sale transaction (the “Closing”) shall occur, subject to the satisfaction or waiver of the Closing conditions set forth in Definitive Documentation no later than May 24, 2022, unless mutually extended in writing by the parties, subject to the parties’ meeting certain Closing conditions to be agreed upon in the Definitive Documentation. Notwithstanding the foregoing, the Definitive Documentation shall also include an outside date that is not more than three (3) months after the date of the execution thereof unless mutually extended in writing by the parties to allow the parties to obtain regulatory approvals, required consents, and shareholders approvals.

The Definitive Documentation will include certain other terms and conditions which are customary in asset sale and real property sale agreements.

Convertible Debenture Conversion

Through April 12, 2022, convertible debenture holders have converted approximately $2.3 million of debt owed to them into approximately 125.6 million shares of the Company’s common stock.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

As of December 31, 2021, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, due to the material weaknesses described below.

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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Based on this evaluation, management has concluded controls were not effective as of December 31, 2021, due to identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified is disclosed below:

1)	The Company does not have a formal top-down risk assessment process to identify significant process areas, underlying key controls, and nor does the Company have a monitoring process in place to monitor internal controls over financial reporting.

2)	The Company did not properly design or maintain effective entity level monitoring controls over the financial close and reporting process. The Company’s controls surrounding the review of financial statements, vendor agreements, and key reconciliations were not designed and did not operate at a level of precision that would prevent or detect a material misstatement.

3)	The Company did not design and implement appropriate user access controls to ensure segregation of duties that would adequately restrict user access to financially significant information systems, and schedules, specifically surrounding mining revenue and mining equipment.

4)	The Company did not properly design or maintain effective controls over its service organizations and IT vendors. More specifically, the Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate or have controls in place to review the applicable complementary user entity controls described in service organizations’ reports for their potential impact on the Company’s financial reporting.

Remediation Plan for Existing Material Weaknesses

Management is committed to the remediation of the material weaknesses described above, as well as the continued improvement of the Company’s internal control over financial reporting. Management has implemented, and continues to implement, the actions described below to remediate the underlying causes of the control deficiencies that gave rise to the material weaknesses. Until the remediation efforts described below, including any additional measures management identifies as necessary, are completed, the material weaknesses described above will continue to exist. We cannot provide any assurance that the below remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. Management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

1.	Complete a formal risk assessment to determine and confirm the material financial processes in scope and determine the necessary key controls to be formally monitored to ensure the mitigation of material financial reporting risks.

2.	To formally document the existence of a set of key controls over the financial reporting process, assigned to the most appropriate owner, and monitored periodically to ensure their effectiveness in operating at the desired level of precision to mitigate the risks identified during the risk assessment.

3.

As part of the formal risk assessment, formally identify (and periodically update) the list of systems in scope and determine the proper set of controls to ensure a timely, accurate, and formal review of each user access to mitigate the risk of unauthorized, and nonsegregated activities.

4.	As part of the formal risk assessment, formally identify (and periodically update) the list of external service providers in scope and assess whether controls are in place (performed by the service provider or by the company) to address the completeness and accuracy of the relevant information needed to complete the company’s financial statement

Changes in Internal Control over Financial Reporting

Following the completion of the Merger, our management is still in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration. Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

ITEM 9B: Other Information

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Company’s Board of the Directors (the “Board”) and/or our Chief Executive Officer.

Name	Age	Position
Wayne Wasserberg	40	Director, Chief Executive Officer
Zaman Khan	53	Director, President
William Stilley	53	Director
Vincent Loiacono	62	Chief Financial Officer

Wayne Wasserberg

Mr. Wasserberg is the Chief Executive Officer of Sysorex, Inc. and the President of TTM Digital Assets & Technologies, Inc., and a member of Sysorex’s Board of Directors. Mr. Wasserberg is an executive with more than 15 years of experience working with clients internationally across industries including structured finance, currency trading and arbitrage, alternative assets investments, and infrastructure and real estate development. Prior to joining the Company on April 14, 2021, Mr. Wasserberg was the President of Quantum Lexicon, a company focused on advisory services to technology innovation companies. Before he joined Quantum Lexicon in 2020, Mr. Wasserberg founded and served as CEO of an international real estate brokerage and property management company, where he was directly involved in more than $200 million in closed transactions. In this role, he also provided consulting to large multinational companies regarding their geographic expansions. Mr. Wasserberg began his career at International Sales Group and was responsible for more than $500 million in international sales within a flagship Trump property. Mr. Wasserberg holds a Bachelor of Science from State University of New York, Oneonta.

Zaman Khan

Mr. Khan has served as our President since August 2018. Mr. Khan has served as a member of our Board since July 2018. Mr. Khan has also served as the President of SGS since January 2017. From 1997 until January 2017, Mr. Khan served as the Executive Vice President at Intelligent Decisions, Inc., an information technology firm specialized in government contracting with an emphasis in intelligence space. From 1991 to 1996, Mr. Khan served as the Director of Business Development of WIN Laboratories, LTD, a manufacturer of WIN Labs computers and reseller specialized in government and commercial contracting. Mr. Khan’s strong background in technology startups, international business development, strategic operations, contract administration, and organizational leadership led us to the conclusion that he should serve as a member of our Board.

William Stilley

Mr. Stilley has served as Board of Director and Chairman of the audit committee since joining the Company in July 2021. Mr. Stilley currently serves as Chief Executive Officer and co-founder of the Adial Pharmaceuticals in December 2010. Prior to joining Adial Pharmaceuticals, he was the Vice President, Business Development & Strategic Projects at Clinical Data, Inc., where he worked on licensing and M&A transactions and was involved in management of Phase 3 clinical trials, production of Viibryd® for initial commercial launch of the product, and sourcing drug product and drug substance for the Phase 3 clinical trials of the Company’s vasodilator drug for myocardial stress imaging. He has advised both public and private companies on financing and M&A transactions and has been the COO and CFO of a number of private companies. Before entering the business community, Mr. Stilley served as Captain in the U.S. Marine Corps. Mr. Stilley has an MBA with honor’s from the Darden School of Business and a B.S. in Commerce/Marketing from the McIntire School of Commerce at the University of Virginia. He has guest lectured at the Darden School of Business in two courses on the management of life science companies, and serves on the Advisory Board of Virginia BIO, the state-wide biotechnology organization, and previously served on Virginia BIO’s board of directors.

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

Our Board held thirteen meetings during 2021. No officer or member of our board of directors was delinquent in filing any Section 16 reports during 2021. No member of our Board attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served), if any.

Independence of Directors

In determining the independence of our directors, we apply the definition of “independent director” provided under the listing rules of The NASDAQ Stock Market LLC. Pursuant to these rules, one of our directors are independent within the meaning of Nasdaq Listing Rule 5605.

There are no family relationships between any of the individuals who serve as members of our Board and as our executive officers.

Board Committees

Audit committee

We do have a separately designated standing audit committee (“AC”). The AC chairman is an independent board member. The AC approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the AC reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

Compensation Committee, Corporate Governance and Nominating Committees

We currently are not required to have, and do not have, a compensation committee, a corporate governance and nominating committee, or any other Board committee performing equivalent functions. Currently, the members of our full Board participate in discussions concerning executive officer compensation and Board matters.

Stockholder Communications

Stockholders can communicate with the Company through the Company’s investor relations firm, Crescendo Communications LLC, (“firm”) which is noted on each press release issued by the Company. The firm then communicates with the Board of Directors on any inquiries.

Stockholder Proposals and Director Nominations

Stockholder proposals are reviewed by the Secretary for compliance with the requirements for such proposals set forth in Rule 14a-8 promulgated under the Exchange Act. Stockholder proposals that meet these requirements will be summarized by the Secretary. Summaries and copies of the stockholder proposals are circulated to the Chairman of the Board.

Stockholder nominations for directors are reviewed by the Secretary for compliance with the requirements for director nominations that are set forth in our Articles of Incorporation and Bylaws. Stockholder nominations for directors that meet these requirements are summarized by the Secretary. Summaries and copies of the nominations are then circulated to the Chairman of the Board.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to members of our Board, our executive officers, and our employees. The Code of Conduct is available on our website at https://sysorexinc.com/business-conduct-and-ethics/. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the address specified above.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation earned by each of the following executive officers (each an “NEO” and collectively, our “NEOs”) for the fiscal years ended December 31, 2021, and 2020.

				Option		All Other
		Salary	Bonus	Awards		Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)		($)

Wayne Wasserberg,	2021	$286,667	$100,000	$—		$400,000	(1)	$786,667
Chief Executive Officer	2020	$—	$—	$—		$—		$—
Zaman Khan,	2021	$245,542	$150,000	$28,623	(2)	$164,700	(2)	$588,865
President (2)	2020	$291,084	$200,000	$—		$—		$491,084
Vincent Loiacono,	2021	$220,568	$45,000	$28,623	(3)	$45,000	(3)	$339,191
Chief Financial Officer (3)	2020	$171,136	$60,000	$—		$—		$231,136

(1)	Pursuant to the terms of Mr. Wasserberg’s Employment Agreement (see “—Employment Agreements and arrangements—Wayne Wasserberg” below), the Company granted to Mr. Wasserberg 500,000 shares of common stock on July 20, 2021. This amount reflects the full grant date fair value of the stock award as measured pursuant to the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 as stock-based compensation in our consolidated financial statements. The fair value at the date of the grant was $0.40 per share. This amount does not necessarily correspond to the actual value that may be recognized from the stock award by Mr. Wasserberg.

The remaining 500,000 shares of common stock were granted to Mr. Wasserberg on January 20, 2022. The fair value of the stock award at the date of grant was $0.40 per share.

(2)

As of April 15, 2021, a bonus in the amount of $164,700 was accrued and unpaid. On April 15, 2021, in connection with the reverse triangular merger, the Company and Mr. Khan agreed to convert the full amount of the accrued and unpaid bonus to shares of common stock at a price per share of $0.569. Accordingly, on April 15, 2021, the Company issued 289,455 shares of common stock to Mr. Khan.

On July 20, 2021, the Board of Directors granted an option to Mr. Khan to purchase 750,000 shares of common stock. These options were fully vested at grant. The fair value at the date of the grant was $0.24. The fair value of the grant is amortized over the service life of the grant.

(3)

As of April 15, 2021, a bonus in the amount of $45,000 was accrued and unpaid. On April 15, 2021, in connection with the reverse triangular merger, the Company and Mr. Loiacono agreed to convert the full amount of the accrued and unpaid bonus to shares of common stock at a price per share of $0.569. Accordingly, on April 15, 2021, the Company issued 79,086 shares of common stock to Mr. Loiacono.

On July 20, 2021, the Board of Directors granted an option to Mr. Loiacono to purchase 750,000 shares of common stock. These options were fully vested at grant. The fair value at the date of the grant was $0.24. The fair value of the grant is amortized over the service life of the grant.

Employment Agreements and Arrangements

Wayne Wasserberg

On May 7, 2021, the Company entered into an Employment Agreement with its Chief Executive Officer, Wayne Wasserberg, pursuant to which Mr. Wasserberg will continue to serve as the Chief Executive Officer of the Company and as President, Treasurer, and Secretary of its wholly owned subsidiary, TTM. Under the Employment Agreement, Mr. Wasserberg will receive an annual base salary of Four Hundred Thousand Dollars ($400,000). In addition, he was granted a sign-on bonus of Fifty Thousand Dollars ($50,000) and will receive an additional bonus of Fifty Thousand Dollars ($50,000) upon the Employee’s successful completion of six (6) months of employment with the Company. Further, the Employment Agreement states that additional bonus performance criteria are to be included within two (2) months of the effective date of the Employment Agreement, subject to approval of the board of directors of the Company (the “Board”). The Company also agreed that Mr. Wasserberg shall receive an initial stock grant of 200,000 shares of the Company’s common stock, once the employee stock option plan is approved by the Board and filed on Form S-8 with the Securities and Exchange Commission. The Employment Agreement subjects Mr. Wasserberg to customarily confidentiality, non-solicitation, and intellectual property assignment provisions. The Employment Agreement provides for a two-year term and may be terminated by either party in accordance with its terms. The Employment Agreement obligates the Company to remit certain cash payments to Mr. Wasserberg in connection with qualifying terminations, encompassing three termination scenarios: with Just Cause (as defined in the Employment Agreement), without Just Cause, and in the event of disability and death. Termination with Just Cause results in payments of the relevant portion of base salary, accrued and unused vacation, payments of unreimbursed expenses and receipt of the vested portion of any benefit plan (the “Just Cause Payments”). In the event, Mr. Wasserberg is terminated without Just Cause or within the twenty-four (24) month period following a Change of Control (as defined in the Employment Agreement), then the Company shall, in addition to the Just Cause Payments, (1) continue to pay his base salary for one month for every two months of employment after the effective date of the Employment Agreement up to a maximum of twelve (12) months subject to and conditioned upon Employee signing a full general release of any and all known and unknown claims against the Company; and (2) within forty-five days of termination pay to Employee one hundred percent of the value of any accrued but unpaid bonus that Employee otherwise would have received. If the employment of Mr. Wasserberg is terminated due to his disability or death, the Company will be required to pay to him or his estate the amounts required by law or disability plans and the Just Cause Payments.

On July 26, 2021, the Company and Mr. Wasserberg entered into an amendment to the Employment Agreement effective as of July 20, 2021 (the “Amendment”). The Amendment increased the total number of restricted shares of common stock issuable to Mr. Wasserberg pursuant to the Employment Agreement from 200,000 to 1,000,000 and provided that the entirety of the shares will be issued pursuant to the Company’s 2018 Equity Incentive Plan in accordance with the following vesting schedule: (i) 500,000 shares of common stock will be issued and vested as of July 20, 2021 and (ii) an additional 500,000 shares of restricted common stock will be issued and vested on January 20, 2022, provided that such issuance and vesting will occur only if Mr. Wasserberg remains an employee of the Company and TTM as of such date. On July 20, 2021, the Company issued 500,000 shares of restricted common stock to Mr. Wasserberg, and on January 20, 2021, the Company issued an additional 500,000 shares of restricted common stock to Mr. Wasserberg.

Zaman Khan

In connection with the Spin-off, on August 31, 2018, the Company entered into an Amended and Restated Employment Agreement with Zaman Khan, pursuant to which Mr. Khan acts as the Chief Executive Officer for the Company and as the President of SGS. The term of the agreement is 24 months. Mr. Khan is paid an annual salary of $300,000 a year for his services (the “Khan Base Salary”). In addition to the Khan Base Salary, Mr. Khan receives a quarterly incentive bonus in the amount of $50,000 and is eligible to participate in any executive bonus pools, discretionary performance bonuses (based on targets or other performance objectives) or deferred compensation plans that the Company may establish in its sole discretion. Mr. Khan also receives medical, dental, and vision insurance coverage for him, his spouse and his children, to the same extent and on the same terms and conditions that such coverage is provided to other senior management employees of the Company and may participate in the Company’s 401(k) plan to the same extent and on the same terms and conditions that other senior management employees of the Company are permitted to participate. Mr. Khan is entitled to three weeks paid vacation per year and paid sick days to the same extent and on the same terms and conditions that the Company provides to its other senior management employees.

The Company may, in its sole discretion, terminate the agreement, including for Just Cause, as defined in the agreement. Mr. Khan may resign from his employment as a result of a material diminution of his duties, responsibilities, authority, and position with both the Company and SGS, or a material reduction in his compensation and benefits, or if he ceases to hold the position of Chief Executive Officer at the Company after a Change of Control, as defined in the agreement (each a “Khan Termination Event”). If the Company terminates the agreement without Just Cause or within 24 months following a Change of Control, or if Mr. Khan resigns his position as a result of a Termination Event, the Company must: (i) continue to pay to Mr. Khan the Khan Base Salary, subject to customary payroll practices and withholdings, for six months or for 12 months if he was employed for more than 24 months after the Effective Date (subject to and conditioned upon Mr. Khan signing a full general release of any and all known and unknown claims against the Company, SGS and their related parties) (the “Khan Severance Payment”); (ii) within 45 days of termination or resignation, pay to Mr. Khan 100% of the value of any accrued but unpaid bonus that he otherwise would have received; (iii) pay to Mr. Khan the value of any accrued but unpaid vacation time; (iv) pay to Mr. Khan any unreimbursed business expenses and travel expenses that are reimbursable under the agreement; (v) pay an amount equal to the Company’s monthly COBRA premium in effect on the date of termination for the number of months applicable to the Khan Severance Payment; and (vi) to the extent required under the terms of any benefit plan the vested portion of any benefit under such plan. If the Company terminates the agreement for Just Cause, Mr. Khan will receive only that portion of the Khan Base Salary, accrued but unused vacation pay, and unreimbursed business expenses, that has been earned or have been incurred through the date of termination and, to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan. Mr. Khan’s employment will be terminated immediately upon (i) his Disability, as defined in the agreement, for a period exceeding 3 months in any twelve-month period, or (ii) his death. If Mr. Khan’s employment is terminated due to Disability or death, the Company will be required to pay to him or his estate, unrelated to any amounts that he may receive pursuant to any short-term and long-term disability plans or life insurance plans, the Khan Base Salary and accrued but unpaid vacation pay earned through the date of termination, unreimbursed business expenses and to the extent required under the terms of any benefit plan, the vested portion of any benefit under such plan.

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

Outstanding Equity Awards at Fiscal Year-End

The following table includes outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our NEOs as of December 31, 2021.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2021

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Wayne Wasserberg	-		-	-	$	N/A	-
					$
Zaman Khan	750,000	(1)	-	-		$2.00	7/19/2031
					$
Vincent Loiacono	750,000	(1)	-	-		$2.00	7/19/2031

(1)	Represents a grant by the Board of Directors on July 20, 2021, of an option purchase 750,000 shares of common stock at an exercise price of $2.00 per share. The grant was fully vested on the date of grant.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants or rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders	1,656,000	$2.00	6,424,000
Equity compensation plans not approved by security holders	-	N/A	-
Total	1,656,000	$2.00	6,424,000

On July 30, 2018, the board of directors and the stockholders of the Company approved the Company’s 2018 Equity Incentive Plan (the “2018 Plan”), which enables the Company to grant stock options, share appreciation rights, restricted stock, restricted stock units, share awards, performance unit awards, and cash awards to associates, directors, consultants, and advisors of the Company and its affiliates, and to improve the ability of the Company to attract, retain, and motivate individuals upon whom the Company’s sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company. The 2018 Plan is to be administered by the Board, which shall have discretion over the awards and grants there under. The aggregate maximum number of shares of common stock for which stock options or awards may be granted pursuant to the 2018 Plan is 80,000, which number will be automatically increased on the first day of each quarter, beginning on January 1, 2019 and for each quarter thereafter, by a number of shares of common stock equal to the least of (i) 10,000 shares,(ii) 10% of the shares of common stock issued and outstanding on that date, or (iii) a lesser number of shares that may be determined by the board. No awards may be issued after July 30, 2028.

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

Transferability

Awards under the Plan may not be transferred except by will or by the laws of descent and distribution or pursuant to beneficiary designation procedures approved by the Company or, to the extent expressly permitted in the agreement relating to such award, to the holder’s family members, a trust or entity established by the holder for estate planning purpose, or a charitable organization designated by the holder, in each case, without consideration.

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

Amendment and Termination

The Plan was approved by the Board on July 30, 2018. Unless terminated earlier by the Board, the Plan will terminate on July 30, 2028. Termination of the Plan will not affect the terms or conditions of any award granted prior to termination The Board may amend the Plan as it deems advisable, subject to any requirement of stockholder approval required by applicable law, rule or regulation, including any rule of the Nasdaq Capital Market or any other stock exchange on which shares are then traded; provided, however, that no amendment may materially impair the rights of a holder of an outstanding award without the consent of such holder.

DIRECTOR COMPENSATION

Any non-employee directors of Sysorex will be paid an annual fee equal to $80,000, payable quarterly. Accordingly, William B. Stilley earned fees of $26,000 for his service as a non-employee director during 2021.

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

2021 Director Compensation Table

Name	Fees earned or paid in cash		Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
William B. Stilley (1)	$26,000	(2)	$20,000(3)	$-	$-	$-	$-	$46,000

(1)	Mr. Stilley was appointed as a member of our Board of Directors on September 3, 2021.
(2)	Of this amount, the Company paid Mr. Stilley $6,000. The remaining $20,000 was accrued and unpaid as of December 31, 2021.

(3)	Mr. Stilley was issued 50,000 restricted shares. The fair value at the date of the grant was $0.40 per share.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, based on our knowledge, certain information as of March 27, 2022, regarding the beneficial ownership of our common stock by the following persons:

●	each person or entity who, to our knowledge, owns more than 5% of our common stock,

●	our NEOs.

●	each director; and

●	all our directors and current executive officers as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the following table have sole voting and investment power with respect to all shares of our common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 290,303,439 shares of our common stock outstanding as of April 12, 2022. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person that are currently exercisable or that will become exercisable within 60 days of April 12, 2022. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the following table is c/o Sysorex, Inc., 13880 Dulles Corner Lane, Suite 120, Herndon, Virginia 20171.

	Amount
	and
	nature of
	beneficial		Percent of
Name of Beneficial Owner	ownership		Class
Named Executive Officers and Directors:
Wayne Wasserberg	1,000,000		*
Zaman Khan	1,039,472	(1)	*
Vincent Loiacono	829,086	(2)	*
William B. Stilley	75,000		*
All Directors and Executive Officers as a Group (4 persons)	2,943,558	(3)	1.0%

More than 5% Beneficial Owners None

(1)	Represents (i) 289,472 shares of common stock held directly by Mr. Khan; and (ii) 750,000 shares of common stock that Mr. Khan has the right to acquire upon exercise of vested stock options.
(2)	Represents (i) 79,086 shares of common stock held directly by Mr. Loiacono; and (ii) 750,000 shares of common stock that Mr. Loiacono has the right to acquire upon exercise of vested stock options.
(3)	Includes 1,500,000 shares of common stock that the directors and executive officers have the right to acquire upon exercise of vested stock options.

*	less than 1% of the issued and outstanding shares of common stock.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons.

The Board reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2021 that was submitted to the Board for approval as a “related party” transaction.

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

For the period from January 1, 2021, through the date of this report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

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

Lease to Buy Purchase Order

The Company acquired 1,344 GPU data mining equipment with 125 gigahash of computing power in a lease to buy arrangement. The Company agreed to total payments of $2.2 million over 180 days subject to acceleration based on the completion of certain corporate events. Revenue generated by operation of the equipment from April 1, 2021, shall be credited against the purchase price until payment of the balance of the purchase price. The Company has determined that the fair value of the installment payments is $2.1 million and will record $70,000 in financing interest costs for the aggregate $2.2 million in installment payments. The Company recognized approximately $70,000 of such interest expenses for the year ended December 31, 2021, respectively.

Hosting Facilities Services Order

The Hosting Facility Services Order (the “Hosting Contract”) provided for the provision of hosting facility space and services by CoreWeave. The services are paid for in advance of the service month and the initial term of the hosting services is through June 30, 2022, and renews automatically for successive one year renewal terms unless either party terminates within sixty (60) days of the expiration of the then current term. At the signing of the Hosting Contract an estimated 382 data mining rigs were covered at an estimated monthly cost of approximately $21,556 ($260,000 per year). The Company recorded $194,000 in hosting costs for the year ended December 31, 2021.

Services Agreement

The initial term of the Services Agreement runs from April 1, 2021, through December 31, 2022, and automatically renews thereafter for successive one (1)-year terms unless either party provides written notice to the other of nonrenewal within sixty (60) days of the expiration of the then current Term. The initiation of the Services Agreement required a one-time payment of $100,000. The monthly base management fee was set to $20.00 per GPU-based Mining System (approximately $20,000 per month), and $6.50 per ASIC-based Mining System. Base management fees are paid in arrears and due within fifteen (15) days of invoice receipt. If, during any calendar month of the Term, CoreWeave operates on average, more than 1,500 Mining Systems on behalf of the Company, the Base Management Fee with respect to the excess Mining Systems above 1,500 is discounted by 40%. The Company recorded $215,460 in mining costs for the year ended December 31, 2021.

Master Services Agreement

On April 29, 2021, the Company entered into a Master Services Agreement with CoreWeave to provide support to management relating to cryptocurrency expertise, marketing, and other operational matters for a three-month term. The compensation for these services is a fixed fee of $35,000 per 30-day period, which includes 175 hours per period. The Company recorded $105,000 and in service costs for the year ended December 31, 2021. Effective February 24, 2022, the master services agreement has been terminated.

First Choice International Company, Inc (“First Choice”)

On July 9, 2021, the Company executed an agreement whereby First Choice will provide consulting services to the Company. The Company paid First Choice a fully earned flat fee of $175,000 for its services. The Agreement shall extend for an initial period of six (6) months. Unless immediate termination is otherwise specifically permitted herein, the Company may cancel the agreement by providing thirty (30) calendar days written notice. Notwithstanding, in the event of a Termination Notice, all the compensation due during the Term or any extension thereof shall be deemed fully earned and/or immediately due and payable.

Bespoke Growth Partners, Inc. (“Bespoke”)

Effective July 13, 2020, the Company entered into a consulting agreement with Bespoke. Subsequently, on January 13, 2021, the Company and Bespoke agreed to enter into an Expansion Agreement. Pursuant to the expansion agreement, the Company issued to Bespoke 250,000 shares of restricted common stock, of which 20,000 were earned as of the effective date of the original agreement and 230,000 which were earned as a result of the expansion agreement. The issuance of the shares was included within the Sysorex Recapitalization shares associated with the reverse merger on April 14, 2021.

Effective April 1, 2021, the Company entered into a consulting agreement with Bespoke. In connection with the consulting agreement, the Company agreed to issue 5,589,820 shares of common stock, of which 5,250,000 were later exchanged for 5,250,000 pre-funded warrants, of which none were exercised as of December 31, 2021. The pre-funded warrants were subsequently exercised on January 21, 2022. The Company recognized an expense associated with the share issuance totaling approximately $1,884,888.

Effective as of April 15, 2021, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company incurred an expense of approximately $738,221 and paid a total amount of $975,000 during the year ended December 31, 2021. In addition, in accordance with the terms of the consulting agreement, the Company made an additional payment of $200,000 in January 2022 for consulting services for the period of January 15, 2022, through April 14, 2022. Lastly, the Company may request Bespoke to expand its services.

Effective as of January 13, 2022, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company is to pay Bespoke a gross advisory fee of $975,000. On March 23, 2022, the Company paid off the balance owed for this service.

Ressense LLC

On August 4, 2021, the Company executed a six (6) month business advisory services agreement with Ressense LLC. The services to be provided include potential business activities including acquisition, merger and reverse merger opportunities. As compensation for the performance of services, the Company paid and recorded $125,000 for the year ended December 31, 2021. The business advisory services agreement expired January 31, 2022.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Friedman LLP (“Friedman”) has served as the Company’s independent registered public accounting firm since the Board’s appointment on June 3, 2021. On June 3, 2021, the Company notified Marcum LLP, the Company’s prior independent registered public accounting firm, that it was being dismissed, effective June 3, 2021. The following table shows the fees that were billed for the audit and other services provided by Friedman for the fiscal years ended December 31, 2021, and 2020.

	2021	2020
Audit Fees	$587,000	$270,262
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

Audit Fees. The “Audit Fees” are the aggregate fees of Friedman attributable to professional services rendered in 2021 for the audit of our annual financial statements, for review of financial statements included in our quarterly reports on Form 10-Q or for services that are normally provided by Friedman in connection with statutory and regulatory filings or engagements for that fiscal year.

Pre-approval Policies and Procedures

The Audit Committee is required to review and approve in advance the retention of the independent auditors for the performance of all audits and lawfully permitted non-audit services and the fees for such services. The Audit Committee may delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service must report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2021.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

15(a)(1) Financial Statements

The financial statements filed as part of this report are listed and indexed in the table of contents. Financial statement schedules have been omitted because they are not applicable, or the required information has been included elsewhere in this report.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger between Inpixon USA and Sysorex, Inc., dated as of July 25, 2018	8-K	001-36404	2.1	July 31, 2018
2.2	Separation and Distribution Agreement dated August 7, 2018, between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018
2.3	Agreement and Plan of Merger, dated as of April 8, 2021, by and among Sysorex, Inc., TTM Acquisition Corp., and TTM Digital Assets & Technologies, Inc.	8-K	000-55924	10.1	April 14, 2021
3.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018
3.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019
3.3	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018
3.4	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018
4.1	Form of Sysorex, Inc.’s common stock certificate	S-1	333-228992	4.1	December 21, 2018
4.2	Description of Registrant’s Securities	10-K	000-55924	4.5	March 31, 2020
4.3	Form of Prefunded Warrant	8-K	000-55924	4.1	June 1, 2021
10.1	Trademark License Agreement dated August 31, 2018, between Sysorex, Inc. and Sysorex Consulting, Inc.	8-K	000-55924	10.8	September 4, 2018
10.2†	Sysorex, Inc. 2018 Equity Incentive Plan and form of option award agreement	10-12G/A	000-55924	4.1	August 13, 2018
10.3†	Employment Agreement dated August 31, 2018, between Sysorex, Inc. and Sysorex Government Services, Inc. and Zaman Khan	8-K	000-55924	10.10	September 4, 2018
10.4†	Employment Agreement dated August 31, 2018, between Sysorex, Inc. and Sysorex Government Services, Inc. and Vincent Loiacono	8-K	000-55924	10.11	September 4, 2018
10.5	Form of Indemnification Agreement	10-12G/A	000-55924	10.8	August 13, 2018
	Convertible Promissory Note, dated December 31, 2018, issued to Chicago Venture Partners, L.P.	8-K	000-55924	4.1	December 31, 2018
10.6	Note Extension, dated as of November 11, 2019, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	10-Q	000-55924	10.3	November 12, 2019
10.7	Amendment to Convertible Promissory Note	8-K	000-55924	10.1	January 2, 2020
10.8	PPP Promissory Note, dated as of May 3, 2020, between Wells Fargo SBA Lending and Inpixon Federal	10-Q	000-55924	4.2	May 13, 2020
10.9	Convertible Note Extension, date as of April 23, 2020, by and between Sysorex, Inc. and Chicago Venture Partners, LLP.	10-Q	000-55924	10.5	May 13, 2020
10.10	Non-recourse Factoring and Security Agreement, dated June 19, 12020 by and between Sysorex, Inc. and SouthStar Financial LLC	8-K	000-55924	10.1	June 25, 2020
10.11	Promissory Note Assignment and Assumption, dated June 30, 2020, by and between Sysorex, Inc. with Inpixon and Systat Software, Inc.	8-K	000-55924	10.1	July 6, 2020
10.12	Convertible Note Extension, dated as of October 29, 2020, by and between Sysorex, Inc and Chicago Venture Partners, LLP	10-Q	000-55924	10.1	November 6, 2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.13	Waiver Agreement, dated as of January 22, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.1	January 28, 2021
10.14†	Amendment to Employment, dated March 4, 2021, by and between Sysorex, Inc. and Vincent Loiacono	10-K	000-55924	10.28	March 29, 2021
10.15	Waiver Agreement, dated as of March 9, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.1	March 15, 2021
10.16	Commercial Loan Agreement, dated as of March 11, 2021, between Sysorex, Inc. and Quantum Lexicon	8-K	000-55924	10.1	March 17, 2021
10.17	Letter Agreement, dated as of March 19, 2021, by and among Sysorex, Inc., Systat Software, Inc., and First Choice International Company, Inc.	8-K	000-55924	10.1	March 25, 2021
10.18	Commercial Loan Agreement and Promissory Note, dated as of March 31, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K/A	000-55924	10.1	April 6, 2021
10.19	Stock Pledge Agreement, dated as of March 31, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K/A	000-55924	10.2	April 6, 2021
10.20	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	000-55924	10.2	April 14, 2021
10.21	Right to Shares Letter Agreement dated April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	000-55924	10.3	April 14, 2021
10.22	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and Systat Software, Inc.	8-K	000-55924	10.4	April 14, 2021
10.23	Exchange Agreement dated April 14, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.5	April 14, 2021
10.24	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.6	April 14, 2021
10.25	Right to Shares Letter Agreement dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.7	April 14, 2021
10.26	Amendment No. 1 to Trademark License Agreement by and between Sysorex, Inc. Sysorex Government Services, Inc., and Sysorex Consulting, Inc., dated April 14, 2021.	8-K	000-55924	10.8	April 14, 2021
10.27	Consulting Agreement dated April 14, 2021, by and between Sysorex, Inc. and Nadir Ali.	8-K	000-55924	10.9	April 14, 2021
10.28	Form of Securities Subscription Agreement dated April 14, 2021.	8-K	000-55924	10.10	April 14, 2021
10.29	Registration Rights Agreement dated April 14, 2021, by and among Sysorex, Inc. and the parties to the Securities Subscription Agreement and certain other parties.	8-K	000-55924	10.11	April 14, 2021
10.30	Commercial Loan Agreement and related documents dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.12	April 14, 2021
10.31†	Employment Agreement dated May 7, 2021, by and between Sysorex, Inc. and Wayne Wasserberg.	8-K	000-55924	10.1	May 13, 2021

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.32	PPP Loan Forgiveness Letter, dated as of April 2, 2021	10-Q/A	000-55924	4.2	May 18, 2021
10.33	Form of Exchange Agreement	8-K	000-55924	10.1	June 1, 2021
10.34†	First Amendment to Sysorex, Inc. 2018 Equity Incentive Plan	8-K	000-55924	10.1	July 26, 2021
10.35†	First Amendment to Employment Agreement, effective as of July 20, 2021, by and among the Company, TTM Digital Assets & Technologies, Inc., and Wayne Wasserberg	8-K	000-55924	10.2	July 26, 2021
10.36†	Board of Directors Agreement by and between the Company and William B. Stilley, III dated September 3, 2021	8-K	000-55924	10.1	September 10, 2021
10.37	Membership Interest Purchase Agreement, dated as of November 2, 2021, between BWP Holdings LLC and Down South Hosting, LLC	8-K	000-55924	10.1	November 8, 2021
10.38	Settlement and Release Agreement, dated as of January 13, 2022, by and between Sysorex, Inc. and Tech Data Corporation	8-K	000-55924	10.1	January 13, 2022
21.1	List of Subsidiaries					X
23.1	Consent of Friedman LLP					X
24.1	Power of Attorney (see signature page)					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	Inline XBRL Instance Document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

†	Management contract or compensatory plan or arrangement.
#	This exhibit is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 14, 2022	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne Wasserberg	Chief Executive Officer and Director	April 14, 2022
Wayne Wasserberg	(Principal Executive Officer)

/s/ Vincent Loiacono	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 14, 2022
Vincent Loiacono

/s/ Zaman Khan	Director	April 14, 2022
Zaman Khan

/s/ William B. Stilley, III	Director	April 14, 2022
William B. Stilley, III