Form 10-K/A
period 2021-12-31
Sysorex, Inc.
filed 2022-05-23
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of May 23, 2022, the registrant had 494,443,611 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Sysorex, Inc. (“the Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, with the U.S. Securities and Exchange Commission (“SEC”) on April 14, 2022 (the “Original Form 10-K”). This Amendment No. 1 on Form 10-K (this “Amendment” or “Form 10-K/A”) is being filed to restate the Company’s previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2021, as well as to provide restated interim financial information as of September 30, 2021 and for the three and nine months then ended (collectively, the “Affected Periods”), contained in the Original Form 10-K and the Company’s Form 10-Q for the quarterly period ended September 30, 2021 (the “Form 10-Q”).

Background of Restatement

As discussed in Note 1A, “Restatement of Consolidated Financial Statements,” of the notes to the accompanying consolidated financial statements as of and for the year ended December 31, 2021 included in this Amendment, the correction of certain errors, as discussed below from previously reported information for the year ended December 31, 2021, has resulted in an increase in net loss of $8.4 million, primarily as a result of a $6.3 million in expense related to the revaluation on the derivative conversion liability, interest expense increase of $0.9 million and an increase in the loss contingency on debt default of $1.2 million.

As previously disclosed in the Company’s Current Report on form 8-K filed on May 17, 2022 with the Securities and Exchange Commission, on May 17, 2022, the Company’s management determined that its prior conclusion that the “conversion feature” of the Company’s 12.5% senior secured convertible debentures (the “Debentures”) qualified for equity classification and, therefore, qualified for the application of the guidance in the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (ASU) 2020-06 was incorrect. Management has determined that the conversion feature was a liability classified derivative under the FASB’s Accounting Standards Codification (ASC) 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity from the inception requiring recognition at fair value for each reporting period.

The Company’s management, in agreement with the audit committee of the Board of Director’s have determined that the previously issued financial statements for the Affected Periods should no longer be relied upon due to this error and require restatement. This Amendment (i) reflects the changes discussed above for the Affected Periods, (ii) restates the Company’s consolidated financial statements as and for the year ended December 31, 2021, and (iii) provides restated unaudited financial information as of September 30, 2021, and for the three and nine months then ended. The error does not impact the Company’s consolidated financial statements for the quarters ended March 31, 2021, or June 30, 2021.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment the restated financial statements as of and for the year ended December 31, 2021, and restated financial information as of September 30, 2021, and for the three and nine months then ended to restate the following items:

●	Total other income (expense) and net loss – Restated to reflect the understatement of total other income (expense), and net loss by $8.4 million for the year ended December 31, 2021, and by $1.2 million for the three and nine months ended September 30, 2021, and the related impacts on net loss per share

●	Current liabilities and accumulated deficit – Rested to reflect the understatement of liabilities and accumulated deficit by $8.4 million as of December 31, 2021, and $1.2 million as of September 30, 2021

Collectively, the above restatements are referred to herein as the “Restatement.” The Restatement does not affect the Company’s previously reported revenue, operating costs and expenses, cash flows, cash position - for the Affected Periods. See Note 1A to the Notes to the consolidated financial statements as of and for the year ended December 31, 2021, included in Part II, Item 8 of this Amendment for additional information on the Restatement and the related financial statement effects.

The following items have been amended principally as a result of, and to reflect, the Restatements:

●	Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report;

●	Part I — Item 1A. Risk Factors;

●	Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

●	Part II — Item 8. Financial Statements; and

●	Part II – Item 9A. Controls and Procedures.

In addition, Part II – Item 6. Exhibits has been amended to provide certifications of the Company’s principal executive officer and principal financial officer dated as of the date of this Amendment and consent of the Independent Auditor.

Except as described above, no other changes have been made to the Original Filing, and Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

SYSOREX, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with mergers and acquisitions.

●	the effect of COVID-19, closure of offices and site location(s); on our ability to service our customers resulting in less revenues;

●	our cash position and our history of losses.

●	our ability to achieve profitability.

●	customer demand for the products and services we offer.

●	the impact of competitive or alternative services, products, technologies, and pricing.

●	increased delays in delivery of product due to worldwide strain on supply chain primarily due to labor, raw material, and chip shortages.

●	general economic conditions and events and the impact they may have on us, on our customers, and on our potential customers.

●	a security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems.

●	decrease in value of digital assets

●	general cryptocurrency risks.

●	technological changes and developments in the blockchain and cryptocurrencies.

●	risks related to changes of rules and regulations in connection with cryptocurrencies in general and Ethereum in particular.

●	risks related to Ethereum’s transition from “proof-of-work” to “proof-of-stake” model that may render mining activities within Ethereum blockchain obsolete.

●	risks related to the loss of assets of our cryptocurrency mining facility held with a third party.

●	competition for blockchain platforms and technologies, including but not limited to non-fungible tokens (“NFTs”);

●	our ability to obtain adequate financing in the future.

●	our ability to continue as a going concern.

●	our ability to complete strategic transactions, which may include acquisitions, mergers, dispositions, joint ventures, or investments.

●	lawsuits and other claims by third parties.

●	our success at managing the risks involved in the foregoing items.

●	the Restatement of our financial statements for the Affected Periods and the impact of such Restatement on our future financial statements and other financial measures.

●	The material weaknesses we identified in our internal control over financial reporting, our efforts to remediate such material weaknesses and the timing of remediation.

●	other factors discussed in this report.

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

TTM Digital has an evolving business model which is subject to various uncertainties. As digital assets and blockchain technology become more widely utilized on a mass scale, we anticipate that the services and products associated with the technologies will continue to evolve. To successfully continue in the industry, our business model may need to evolve to reflect the trends of the industry. Over time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that we will be successful or that the future industry or business operation changes will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Management cannot provide any assurances that we will identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities to current or future competitors. As anticipated, any such circumstances could have a material adverse effect on our business, prospects, or operations. There is a possibility of digital asset mining algorithms transitioning to proof-of-stake validation and other mining-related risks, which could make us less competitive and ultimately adversely affect our business and our ability to generate revenues. When and if Ethereum switches to “proof-of-stake” our GPUs will no longer be able to mine Ethereum. As a result, the Company has made the decision to divest certain mining equipment. The Company and a third party agreed to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets. TTM Digital will continue to mine Ethereum until that point in time in which the network switches to “proof-of-stake”. At that time, instead of mining with GPUs, the amount of Ethereum accumulated in our treasury will be used to stake to the network in the “proof-of-stake model.” The proof-of-stake will earn the Company rewards based on the amount of Ethereum you have. The more ETH you have staked, the more chances you have algorithmically of being selected by the beacon chain as an attestor to earn rewards. On August 5, 2021, the London Hard Fork protocol (EIP 1559) went into effect which includes changes in Ethereum’s handling of transaction fees. EIP 1559 improves the efficiency of commissions, mainly on the user side. At the block level, EIP 1559’s scheme allows the base fee to vary by up to 12.5% from block to block, allowing users to predict and pay a relatively accurate fee based on the rules to improve the user experience. This comes at the expense of Ethereum miners by not providing the base fee as part of the block reward for mining a block. EIP 1559 is designed to make Ethereum less inflationary by taking or “burning” ETH out of circulation, which is the excess ETH leftover from the lower transaction fee. These changes could have an impact on the Company’s future potential Ethereum revenue stream due to less Ethereum being distributed per mined block, if not offset by an increase in the value of ETH and/or additional transaction tipping, the process by which a user can pay an additional amount to ensure a transaction is processed very quickly.

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

As of December 31, 2021, the Company had an approximate cash balance of $0.6 million, working capital deficit of approximately $22.0 million, and an accumulated deficit of approximately $49.3 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the issuance of our financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

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

Our capital resources and operating results, as of and through December 31, 2021, consist of the (i) An overall working capital deficit of $22.0 million, (ii) Cash and cash equivalents of $0.6 million, of (iii) Net cash used in operating activities of $(8.5) million, (iv) Net cash provided by investing activities of $2.2 million, and (v) Net cash provided in financing activities of $6.9 million.

We have material weaknesses in our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2021 and concluded that we had material weaknesses in our internal control over financial reporting and therefore, our disclosure controls and procedures may not be effective in providing material information required to be included in any future periodic SEC filings on a timely basis and to ensure that information required to be disclosed in any future periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. See “Item 9A: Controls and Procedures.” More specifically, our internal control over financial reporting was not effective due to the following material weaknesses:

1.	The Company does not have a formal top-down risk assessment process to identify significant process areas, underlying key controls, nor does the Company have a monitoring process in place to monitor internal control over financial reporting.

2.	The Company did not properly design or maintain effective entity level monitoring controls over the financial close and reporting process. The Company’s controls surrounding the review of financial statements, vendor agreements, key reconciliations and accounting for complex transactions were not designed and did not operate at a level of precision that would prevent or detect a material misstatement.

3.	The Company did not properly design or maintain effective entity level monitoring controls over the financial close and reporting process. The Company’s controls surrounding the review of financial statements, vendor agreements, key reconciliations and accounting for complex transactions were not designed and did not operate at a level of precision that would prevent or detect a material misstatement.

4.	The Company did not properly design or maintain effective controls over its service organizations and IT vendors. More specifically, the Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate or have controls in place to review the applicable complementary user entity controls described in service organizations’ reports for their potential impact on the Company’s financial reporting.

Although management has implemented, and continues to implement, actions to remediate the underlying causes of the control deficiencies that gave rise the material weaknesses, we cannot provide any assurance that the remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

On May 17, 2022, subsequent to the evaluation as of December 31, 2021, management, in agreement with the audit committee of the Company’s Board of Directors, determined that the previously issued financial statements for the Affected Periods (as hereinafter defined) should no longer be relied upon and required restatement. We have filed this Amendment No. 1 on Form 10-K (this “Amendment”) to restate the Company’s previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2021, as well as to provide restated interim financial information as of September 30, 2021 and for the three and nine months then ended (collectively, the “Affected Periods”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, with the Securities and Exchange Commission (the “SEC”) on April 14, 2022 (the “Original Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the “Form 10-Q”). As discussed in Note 1A, “Restatement of Consolidated Financial Statements,” of the notes to the accompanying consolidated financial statements as of and for the year ended December 31, 2021 included in this Amendment, the correction of certain errors, as discussed in this Amendment, from previously reported information for the year ended December 31, 2021, has resulted in an increase in net loss of $8.4 million, primarily as a result of a $6.3 million in expense related to the revaluation on the derivative conversion liability, an increase in interest expense of $0.9 million, and an increase in the loss contingency on debt default of $1.2 million. See “Risk Factors—Risks Related to Restatement of Our Consolidated Financial Statements.”

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

Risks Related to Restatement of Our Consolidated Financial Statements

We have had to restate our previously issued consolidated financial statements. As previously disclosed, and as disclosed in this Amendment, we have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition and results of operations.

This Amendment is being filed to restate the Company’s previously issued consolidated financial statements and financial information for the Affected Periods contained in the Original Form 10-K and in the Form 10-Q. As discussed in Note 1A, “Restatement of Consolidated Financial Statements,” of the notes to the accompanying consolidated financial statements as of and for the year ended December 31, 2021 included in this Amendment, the correction of certain errors, as discussed below, from previously reported information for the year ended December 31, 2021, has resulted in an increase in net loss of $8.4 million, primarily as a result of a $6.3 million in expense related to the revaluation on the derivative conversion liability, an increase in interest expense of $0.9 million, and an increase in the loss contingency on debt default of $1.2 million.

As previously disclosed in the Company’s Current Report on Form 8-K filed on May 17, 2022 with the SEC, on May 17, 2022, the Company’s management determined that its prior conclusion that the “conversion feature” of the Company’s 12.5% senior secured convertible debentures (the “Debentures”) qualified for equity classification and, therefore, qualified for the application of the guidance in the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (ASU) 2020-06 was incorrect. Management has determined that the conversion feature was a liability classified derivative under the FASB’s Accounting Standards Codification (ASC) 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity from the inception requiring recognition at fair value for each reporting period.

The Company’s management, in agreement with the audit committee of the Company’s Board of Directors, have determined that the previously issued financial statements for the Affected Periods should no longer be relied upon due to this error and require restatement. This Amendment (i) reflects the changes discussed above for the Affected Periods, (ii) restates the Company’s consolidated financial statements as and for the year ended December 31, 2021, and (iii) provides restated unaudited financial information as of September 30, 2021, and for the three and nine months then ended. The error does not impact the Company’s consolidated financial statements for the quarters ended March 31, 2021, or June 30, 2021.

As a result of the factors described above, the Company has included in this Amendment the restated consolidated financial statements as of and for the year ended December 31, 2021, and restated financial information as of September 30, 2021, and for the three and nine months then ended, to restate the following items:

●	Total other income (expense) and net loss – Restated to reflect the understatement of total other income (expense), and net loss by $8.4 million for the year ended December 31, 2021, and by $1.2 million for the three and nine months ended September 30, 2021, and the related impacts on net loss per share

●	Liabilities and accumulated deficit – Restated to reflect the understatement of liabilities and accumulated deficit by $8.4 million as of December 31, 2021, and by $1.2 million as of September 30, 2021

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal control over financial reporting is necessary for us to provide reliable financial reporting and prevent fraud. We continue to evaluate steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Any failure to maintain effective internal control over financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In either case, there could be a material adverse affect on our business, financial condition and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we are taking and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls, and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the Restatement and material weakness in our internal control over financial reporting.

As a result of the Restatement and the identified material weaknesses, and other matters that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and/or the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Amendment, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition and results of operations.

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

The closing price of our common stock on the OTCQB on May 20, 2022, was $0.062.

Stockholders of Record

As of May 20, 2022, there were 211 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held through banks, brokers, other financial institutions and registered clearing agencies.

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

Known Trends or Uncertainties

TTM Digital has an evolving business model which is subject to various uncertainties. As digital assets and blockchain technology become more widely utilized on a mass scale, we anticipate that the services and products associated with the technologies will continue to evolve. To successfully continue in the industry, our business model may need to evolve to reflect the trends of the industry. Over time, we may modify aspects of our business model relating to our strategy. We cannot offer any assurance that we will be successful or that the future industry or business operation changes will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Management cannot provide any assurances that we will identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities to current or future competitors. As anticipated, any such circumstances could have a material adverse effect on our business, prospects, or operations. There is a possibility of digital asset mining algorithms transitioning to proof-of-stake validation and other mining-related risks, which could make us less competitive and ultimately adversely affect our business and our ability to generate revenues. When and if Ethereum switches to “proof-of-stake” our GPUs will no longer be able to mine Ethereum. TTM Digital will mine other coins with the GPUs. At that time, instead of mining with GPUs, the amount of Ethereum accumulated in our treasury will be used to stake to the network in the “proof-of-stake model” Proof-of-stake will earn the Company rewards based on the amount of Ethereum you have. Additionally, on August 5, 2021, the London Hard Fork protocol (EIP 1559) went into effect which includes changes in Ethereum’s handling of transaction fees. EIP 1559 improves the efficiency of commissions, mainly on the user side. At the block level, EIP 1’59’s scheme allows the base fee to vary by up to 12.5% from block to block, allowing users to predict and pay a relatively accurate fee based on the rules to improve the user experience. This comes at the expense of Ethereum miners by not providing the base fee as part of the block reward for mining a block. EIP 1559 is designed to make Ethereum less inflationary by taking or “burning” ETH out of circulation, which is the excess ETH leftover from the lower transaction fee. These changes could have an impact on the Company’s future potential Ethereum revenue stream due to less Ethereum being distributed per mined block, if not offset by an increase in the value of ETH and/or additional transaction tipping, the process by which a user can pay an additional amount to ensure a transaction is processed very quickly.

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

Discussion of Results of Operations of TTM Digital for the year ended December 31, 2021, and 2020

For the year ending 2021, TTM Digital reported $12.5 million in revenues, ($4.4 million in continuing operations and $8.1 million in discontinued operations). TTM Digital reported $1.3 million in mining costs ($0.5 in continuing operations and $0.8 million in discontinued operations), $0.2 million in sales and marketing costs (continuing operations), $6.3 million in general and administrative costs (continuing operations), ($6.0 million in continuing operations and $0.3 million in discontinued operations), $0.3 million in management fees (continuing operations), $4.1 million in amortization and depreciation costs ($2.5 million in continuing operations and $1.6 million in discontinued operations), $3.2 million of fixed asset impairment ( continuing operations), $0.7 million of digital asset impairment (continuing operations), $7.8 million in loss contingency on debt default (continuing operations), $6.3 million in change in fair value of debt conversion feature, $22.0 million in merger charges (continuing operations), $2.0 million in restructuring fees (continuing operations), $0.8 in other net income and expenses ($0.012 million in other income from continuing operations and $0.1 million in other expenses in discontinued operations), resulting in a net loss from operations of $21.6 million ($26.8 million net loss from continuing operations and $5.2 million net income from discontinued operations).

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

Liquidity and Capital Resources as of December 31, 2021

Going Concern

As of December 31, 2021, the Company had an approximate cash balance of $0.6 million, working capital deficit of approximately $22.0 million, and an accumulated deficit of approximately $49.3 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months following the issuance of these financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

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

1) An overall working capital deficit of $22.0 million,

2) Cash and cash equivalents of $0.6 million, of

3) Net cash used in operating activities of $(8.5) million,

4) Net cash provided by investing activities of $2.2 million, and

5) Net cash provided in financing activities of $6.9 million.

Operating Activities

Net cash used in operating activities was $(8.5) million during the year ended December 31, 2021. Cash was consumed from operations by the net loss of $(54.4) million, plus non-cash and one-time items of $49.3 million, consisting primarily of merger charges of $22.0 million, non-employee compensation costs of $2.6 million, in shares issued in exchange for services, restructuring fees of $2.0 million, loss contingency for debt default of $7.8 million, change in fair value of debt conversion feature of $6.3 million, impairment of mining assets of $3.2 million, impairment of digital assets of $0.7 million, and depreciation and amortization of $2.9 million and cash flows provided by discontinued operations of $1.3 million, offset by changes in assets and liabilities of $(5.1) million.

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

Liquidity and Capital Resources as of December 31, 2021, Compared to December 31, 2020

The Company’s net cash flow used in operating, investing and financing activities, continuing and discontinued operations for the year ended December 31, 2021, and certain balances as of the end of those periods are as follows (in thousands):

	December 31,
(Thousands, except per share data)	2021 (As Restated)	2020
Net cash used in operating activities	$(8,473)	$(514)
Net cash provided by (used in) investing activities	2,178	(27)
Net cash provided by financing activities	6,887	574

Net increase in cash	$592	$33
Cash	659	67
Working capital (deficit)	(22,033)	91

Operating Activities:

Net cash used in operating activities during the year ended December 31, 2021, was $(8,473). Net cash used in operating activities during the year ended December 31, 2021, consisted of the following (in thousands):

The non-cash income and expenses of $49,612 consisted of (in thousands):

$2,917	Depreciation expense
113	Stock compensation
2,173	Amortization of debt discount
2,000	Debt extinguishment fee
22,004	Merger charges
(145)	Gain on settlement of vendor liabilities
6,278	Change in fair value of debt conversion feature
3,276	Impairment of data mining assets
704	Impairment of digital assets
(106)	Realized gain on sale of digital assets
7,821	Loss contingency on debt default
2,577	Issuance of shares in exchange for services
$49,612	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities totaled $(3,719) and consisted of the following (in thousands):

$1,650	Increase in accounts receivable and other receivables
(173)	Prepaid assets and other current assets
8,729	Increase in accounts payable
2,859	Decrease in accrued liabilities and other payables
1,369	Operating cash flows – discontinued operations
(18,153)	Decrease in digital assets

$(3,719)	Net use of cash in the changes in operating assets and liabilities

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

Convertible Debt

The Company’s debt instruments contain a host liability, freestanding warrants, and an embedded conversion feature. The Company uses the guidance under FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”) to determine if the embedded conversion feature must be bifurcated and separately accounted for as a derivative under ASC 815. It also determines whether any embedded conversion features requiring bifurcation and/or freestanding warrants qualify for any scope exceptions contained within ASC 815. Generally, contracts issued or held by a reporting entity that are both (i) indexed to its own stock, and (ii) classified in shareholders equity, would not be considered a derivative for the purposes of applying ASC 815. Any embedded conversion features and/or freestanding warrants that do not meet the scope exception noted above are classified as derivative liabilities, initially measured at fair value, and remeasured at fair value each reporting period with change in fair value recognized in the Condensed Consolidated statements of operations. Any embedded conversion features and/or freestanding warrants that meet the scope exception under ASC 815 are initially recorded at their relative fair value in paid-in-capital and are not remeasured at fair value in future periods.

The host debt instrument is initially recorded at its relative fair value in long-term debt. The host debt instrument is accounted for in accordance with guidance applicable to non-convertible debt under FASB ASC Topic 470 Debt (“ASC 470”) and is accreted to its face value over the term of the debt with accretion expense and periodic interest expense recorded in the unaudited condensed consolidated statements of operations.

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

Adjusted EBITDA for the year ended December 31, 2021, was a gain of $4.2 million compared to a gain of $1.3 million for the prior year period.

The following table presents a reconciliation of continuing and discontinued operations net income/loss attributable to stockholders of Sysorex, which is our GAAP operating performance measure, to Adjusted EBITDA for the years ended December 31, 2021, and 2020 (in thousands):

	December 31,
	2021 (As Restated)	2020
Net (loss) income	$(49,130)	$452
Interest expense	3,841	-
Depreciation and amortization	5,090	827
EBITDA	(40,199)	1,279
Adjustments:
Non-recurring one-time charges:
Merger charges	22,004	-
Debt Restructuring fee	2,000	-
Impairment of fixed assets	3,276	-
Loss Contingency on debt default	7,821	-
Change in fair value of debt conversion feature	6,278	-
Stock Compensation	113	-
Acquisition related costs – Accounting acquirer	2,884	-
Acquisition related costs – Accounting acquiree	209	-

Adjusted EBITDA	$4,386	$1,279

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net income (loss). By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

●	we believe Adjusted EBITDA is a useful tool for investors to assess the operating performance of our business without the effect of interest, income taxes, depreciation and amortization and other non-cash items including stock-based compensation, change in the fair value of shares to be issued, impairment of fixed assets and one-time charges including acquisition costs and the costs associated with public offerings; and

●	we believe that it is useful to provide to investors a standard operating metric used by management to evaluate our operating performance.

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

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, please see the Recent Accounting Standards section of Note 4 to our consolidated financial statements, which is included in this Form 10-K/A in Item 1.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sysorex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sysorex, Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years ended December 31, 2021 and 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 1A to the accompanying financial statements, the Company has restated its 2021 financial statements to correct an error.

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

New York, New York

April 13, 2022, except for the effects of the restatement discussed in Note 1A, Note 12, Note 13, and Note 19 to the consolidated financial statements, as to which the date is May 23, 2022.

PCAOB ID Number 711

Sysorex, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars, except number of shares and par value data)

	December 31,
	2021	2020
Assets	(As Restated)
Current Assets
Cash and cash equivalents	$659	$67
Digital assets	5,202	24
Accounts receivable, net	3,023	-
Prepaid expenses and other current assets	1,402	-
Assets held for sale	6,071	-
Current assets – discontinued operations	-	17
Total Current Assets	16,357	108

Mining Equipment, net	4,077	-
Intangible assets, net	2,553	-
Goodwill	1,634	-
Operating lease right-of-use asset, net	558	-
Other assets	103	-
Noncurrent assets - discontinued operations	-	1,916
Total Assets	$25,282	$2,024

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	6,724	-
Accrued liabilities	2,382	-
Short Term Debt	19,439	-
Conversion feature derivative liability	8,355	-
Operating lease obligation, current	49	-
Deferred Revenue	932	-
Current liabilities - discontinued operations	-	199
Total Current Liabilities	37,881	199

Operating lease obligation - noncurrent	509	-
Total Liabilities	38,390	199

Commitments and Contingencies

Stockholders’ Equity
Common stock, par value $0.00001 per share, 499,560,659 shares authorized; 145,713,591 shares issued as of December 31, 2021, and 66,431,920 shares issued as of December 31, 2020, 145,638,212 shares outstanding as of December 31, 2021, and 66,431,920 shares outstanding as of December 31, 2020	1	-
Treasury stock, at cost, 75,379 shares as of December 31, 2021, and 0 shares as of December 31, 2020	-	-
Subscription receivables	-	(100)
Additional paid-in-capital	36,156	2,060
Accumulated Deficit	(49,265)	(135)
Total Stockholders’ (Deficit) Equity	(13,108)	1,825
Total Liabilities and Stockholders’ Equity	$25,282	$2,024

The accompanying notes are an integral part of these consolidated financial statements

Sysorex, Inc. and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars, except share and per share data)

	For the Year Ended
	December 31,
	2021	2020
Revenues	(As Restated)
Mining income	$4,394	$-
Product revenue	6,516	-
Services revenue	1,756	-
Total Revenues	12,666	-

Operating costs and expenses
Mining cost	457	-
Product cost	6,036	-
Services cost	868	-
Sales and marketing	954	-
General and administrative	9,672	-
Management fee	321	145
Depreciation	2,510	-
Impairment of fixed assets	3,276	-
Impairment of digital assets	704	-
Amortization of intangibles	407	-
Total Operating Costs and Expenses	25,205	145

Loss from Continuing Operations	(12,539)	(145)

Other Income (Expense)
Merger charges	(22,004)	-
Restructuring fee	(2,000)	-
Interest expense	(3,841)	-
Loss contingency on debt default	(7,821)	-
Revaluation of conversion feature derivative liability	(6,278)	-
Gain on sale of digital assets	106	44
Other income, net	11	-
Total Other Income (Expense)	(41,827)	44

Loss from continuing operations before Income taxes	(54,366)	(101)

Income tax benefit	-	-

Loss from continuing operations	(54,366)	(101)
Gain from discontinued operations, net of tax	5,236	553
Net (Loss) Income	$(49,130)	$452

Net Loss per share - basic and diluted - continuing operations	$(0.39)	$(0.001)
Net Income per share - basic and diluted - discontinued operations	$0.04	$0.007
Weighted Average Shares Outstanding - basic and diluted	139,061,084	75,540,013

The accompanying notes are an integral part of these consolidated financial statements

Sysorex, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2021, and 2020

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Total
Balance – December 31, 2019	55,776,240	$-	-	$-	$2,671	$(100)	$(587)	$1,984
Issuance of members’ equity	10,655,680	-	-	-	600	-	-	600
Distributions to shareholders	-	-	-	-	(1,211)	-	-	(1,211)
Net Income	-	-	-	-	-	-	452	452
Balance – December 31, 2020	66,431,920	-	-	-	2,060	(100)	(135)	1,825
Payment of subscription receivable	-	-	-	-	-	100	-	100
Distributions to shareholders	-	-	-	-	(1,521)	-	-	(1,521)
Exercise of Moon warrants	14,607,980	-	-	-	-	-	-	-
Shares issued:								-
Mining equipment	35,588,548	-	-	-	12,000	-	-	12,000
Sysorex Recapitalization	25,985,633	-	-	-	19,401	-	-	19,401
TTM digital/Sysorex merger	494,311	1	75,379	-	280	-	-	281
Professional services	1,529,820	-	-	-	2,577	-	-	2,577
Up North/Bitworks transaction	1,000,000	-	-	-	400	-	-	400
Convertible debt warrants	-	-	-	-	896	-	-	896
Stock based compensation	-	-	-	-	63	-	-	63
Net Loss (As Restated)	-	-	-	-	-	-	(49,130)	(49,130)
Balance - December 31, 2021 (As Restated)	145,638,212	$1	75,379	$-	$36,156	$-	$(49,265)	$(13,108)

The accompanying notes are an integral part of these consolidated financial statements.

Sysorex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2021, and 2020

(In thousands, except share data)

	For the Year Ended
	December 31,
	2021	2020
Cash Flows from Operating Activities	(As Restated)
Net loss from continuing operations	$(54,366)	$(101)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,917	-
Stock based compensation expense	113	-
Amortization of debt discount and debt issuance costs	2,173	-
Realized gain on sale of digital assets	(106)	(44)
Gain on settlement of vendor liabilities	(145)	-
Impairment of data mining assets	3,276	-
Impairment of digital assets	704	-
Loss contingency on debt default	7,821	-
Change in fair value of debt conversion feature	6,278
Issuance of shares in exchange for services	2,577	-
Merger charges	22,004	-
Debt restructuring fee	2,000	-
Changes in assets and liabilities:
Digital assets - mining net of pool fees and management fees	(18,153)	(966)
Prepaid assets and other current assets	(173)	-
Accounts receivable and other receivables	1,650	2
Accounts payable	8,729	-
Accrued liabilities and other current liabilities	2,859	-
Net cash used in operating activities- continuing operations	(9,842)	(1,109)
Net cash provided by operating activities – discontinued operations	1,369	595
Net cash used in operating activities	(8,473)	(514)

Cash Flows from Investing Activities
Proceeds from sale of digital assets	3,670	555
Purchase of mining equipment	(50)	-
Reverse acquisition of Sysorex business	28	-
Up North business combination, net of cash received	(34)	-
Net cash provided by investing activities -continuing operations	3,614	555
Net cash used in investing activities – discontinued operations	(1,436)	(582)
Net cash provided by (used in) investing activities	2,178	(27)

Cash Flows from Financing Activities
Repayment of loans	(4,349)	-
Payments for convertible debt transaction costs	(1,279)	-
Issuance of Members Interest	100	554
Proceeds received from issuance of convertible debt	12,415	-
Net cash provided by financing activities- continuing operations	6,887	554
Net cash provided by financing activities – discontinued operations	-	20
Net cash provided by financing activities	6,887	574

Net increase in cash and cash equivalents	592	33

Cash and cash equivalents at beginning of period	67	34
Cash and cash equivalents at end of period	$659	$67

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$344	$-
Income taxes	-	-

Supplemental disclosure of noncash investing and financing activities:
Sysorex recapitalization	$19,401	$-
Debt discount attributed to the fair value of the warrants	896	-
Debt discount attributed to the fair value of the conversion option	2,077	-
Equipment exchanged for equity	7,620	-
Equipment acquired through lease purchase arrangement	2,130	-
Digital assets received for members interest	-	46
Distributions of digital assets to members	1,521	1,211
Payments of short-term borrowing with digital assets	1,091	-
Right of use assets exchanged for lease obligation	558	-

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

TTM Digital was originally formed as a Delaware limited liability company on June 28, 2017, under the name of TTM Ventures LLC. Thereafter, on March 30, 2021, it filed a certificate of conversion to a non-Delaware entity with the Secretary of State of the State of Delaware together with Articles of Conversion and Articles of Incorporation with the Nevada Secretary of State filed on the same date. As a result, of such conversion, TTM Digital has become a Nevada corporation under the name of “TTM Digital Assets & Technologies, Inc

Note 1A — Restatement of Previously Issued Financial Statements

Background

Subsequent to the filing of the Original Form 10-K, on May 17, 2022, the Company’s management determined that its prior conclusion that the “conversion feature” of the Company’s 12.5% senior secured convertible debentures (the “Debentures”) qualified for equity classification and, therefore, qualified for the application of the guidance in the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Update (ASU) 2020-06 was incorrect. Management has determined that the conversion feature was a liability classified derivative under the FASB’s Accounting Standards Codification (ASC) 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity from the inception requiring recognition at fair value for each reporting period.

The Company’s management and in agreement with the audit committee have determined that the previously issued financial statements for the year ended December 31, 2021, and the unaudited interim financial information for the three and nine month period ended September 30, 2021 “the Affected period should no longer be relied upon due to this error and require restatement. The correction of this error is included in the accompanying Consolidated Financial Statements in this Amended 10-K, the financial effect of this error from previously reported information for the year ended December 31, 2021, has resulted in an increase in net loss of $8.4 million, primarily as a result of a $6.3 million in fair value expense on the derivative conversion liability, interest expense increase of $0.9 million and an increase in the loss contingency on debt default of $1.2 million.

The amendment also includes restated unaudited financial information as of September 30, 2021, and for the three and nine months ended. See Note 20.

Restatement Adjustment

The table below presents the impact of the restatement adjustments on the Company’s previously reported consolidated balance sheet as of December 31, 2021 (in thousands):

	December 31, 2021
	As Previously Reported	Adjustments	As Restated
Conversion Feature derivative liability	$-	$8,355	$8,355
Total current liabilities	29,526	8,355	37,881
Accumulated deficit	(40,910)	(8,355)	(49,265)
Total stockholders’ deficit	(4,753)	(8,355)	(13,108)

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below presents the impact of the restatement adjustments on the Company’s previously reported consolidated statements of operations for the year ended December 31, 2021 (in thousands):

	Year ended December 31, 2021
	As Previously Reported	Adjustments	As Restated
Other Income (Expense)
Loss contingency on debt default	$(6,594)	$(1,227)	$(7,821)
Revaluation of conversion feature derivative liability	-	(6,278)	(6,278)
Interest Expense	(2,991)	(850)	(3,841)
Net Loss – continuing operations	(46,011)	(8,355)	(54,366)
Net Loss per share - basic and diluted - continuing operations	$(0.33)	(0.06)	(0.39)
Weighted Average Shares Outstanding - basic and diluted	139,061,084	-	139,061,084

The table below presents the impact of the restatement adjustments on the Company’s previously reported consolidated statement of cash flows for the year ended December 31, 2021 (in thousands):

	Year ended December 31, 2021
	As Previously Reported	Adjustments	As Restated
Net loss from continuing operations	$(46,011)	$(8,355)	$(54,366)
Changes in adjustment to reconcile net loss to net cash used in operating activities
Loss contingency on debt default	6,594	1,227	7,821
Change in fair value of derivative liability	-	6,278	6,278
Amortization of debt discount and debt issuance costs	1,323	850	2,173
Net cash used in operating activities	$(8,473)	-	(8,473)

Note 2 — Going Concern

As of December 31, 2021, the Company had an approximate cash balance of $0.6 million, working capital deficit of approximately $(22.0) million, and an accumulated deficit of approximately $49.3 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

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

	December 31,
	2021 (As Restated)	2020

Total Revenues	$26,519	$13,394

Net Loss (b)	(24,160)	(1,993)

Net Loss per share - basic and diluted	(0.174)	(0.026)

Weighted Average Shares Outstanding - basic and diluted	139,061,084	75,540,013

Supplemental Pro forma Information (a)

Merger charges	22,004	-
Restructuring fee	2,000	-
Transaction costs - Accounting acquirer and acquiree	3,093	-

Total Nonrecurring Pro forma Adjustments	27,097	-

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	Revenue recognition

●	Fair value of digital assets for mining revenue

●	Expected useful lives and impairment of mining equipment

●	Fair value of derivative liabilities

●	Business combinations and reverse merger accounting

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a summary of the revenues, and cost of revenues from continuing operations for our subsidiary segments for the year ended December 31, 2021 (in thousands):

	TTM Digital	Sysorex Government Services	Consolidated
Revenues
Products Revenue	$-	$6,516	$6,516
Services Revenue	-	1,756	1,756
Mining Income	4,394	-	4,394
Total Revenues	$4,394	$8,272	$12,666

Costs of Revenues
Product Cost of Revenue	$-	$6,036	$6,036
Services Cost of Revenue	-	868	868
Mining Cost of Revenue	457	-	457
Other Operating Expenses	13,276	4,568	17,844
Operating Income (Loss)	$(9,339)	$(3,200)	$(12,539)
Total Segment Assets	$10,271	$8,940	$19,211

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

2021 Convertible Debentures & Warrants

On July 7, 2021, the Company consummated the initial closing of a private placement offering (the “Offering”) pursuant to the terms and conditions of a Securities Purchase Agreement for up to $15.2 million in principal amount (“Original Principal Value”) Convertible Debentures. To manage the administration of the Offering the Company entered into a placement agency agreement with Joseph Gunner & Co. LLC, a U.S. registered broker-dealer (“Placement Agent”). At the initial closing, the Company sold the purchasers (i) 12.5% Original Issue Discount Convertible Debentures (“Debentures”) in an aggregate principal amount of $9,990,000 and (ii) warrants to purchase up to 3.5 million shares of common stock of the Company. The Company received total gross proceeds of $8.9 million taking into account the 12.5% discount before deducting placement agent fees and expenses of approximately $0.9 million. The Debentures mature on July 7, 2022, subject to a three-month extension upon mutual agreement of the Company and the holder.

On August 13, 2021, the company consummated the second closing of the offering pursuant to the same terms and conditions of the Securities Purchase Agreement dated July 7, 2021. At the second closing, the Company sold the purchasers (i) 12.5% Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $3.4 million and (ii) warrants to purchase up to 1,862,279 shares of common stock of the Company. The Company received a total of $3.5 million in gross proceeds following the second closing taking into account the 12 % discount before deducting placement agent fees and expenses of approximately $0.3 million. The Debentures mature on August 13, 2022, subject to a three-month extension upon mutual agreement of the Company and the holder.

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

The Company recorded the debt net of the 12.5% discount, of which totaled $1.5 million, the placement agent fees and expenses of $1.3 million and the debt discounts attributed to the fair value of the warrants and conversion option derivative liability of approximately $0.8 million and $2.1 million, respectively. The Company expensed the entire debt discount and issuance costs as a result of the debenture default, as disclosed below.

Under the conversion terms of the Debentures, the Debenture is convertible, in whole or in part, into shares of Common Stock at the option of the Holder at any time until the Debenture is no longer outstanding. The Holder executes a conversion by delivering to the Company a Notice of Conversion specifying the principal amount to be converted and the date on which the conversion is to be executed. The Conversion Price is set at the lower of (i) $18.00 and (ii) 80% of the average of the VWAP during the 5 Trading Day period immediately prior to the applicable Conversion Date. The number of Conversion Shares to be issued is determined by dividing the outstanding principal amount of the debenture to be converted by the Conversion Price. The Debentures are subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closes a registered public offering of its Common Stock and receives gross proceeds of not less than $40 million and at the completion of which the Company’s securities are traded on a national exchange (“Qualified Offering”). The Company determined that the conversion feature associated with the convertible debentures should be bifurcated and treated as a separate derivative liability. An initial fair value of $2.1 million was assigned to the conversion option, The conversion option is marked to market at the end of each reporting period. The Company recorded a revaluation loss of approximately $6.3 million for the year ended December 31, 2021, for the change in the fair value of the conversion option.  As of December 31, 2021, the derivative liability associated with the conversion option was $8.4 million.

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

The Company has not made a formal determination of an event of default. However, as a result of the Default Notice, the Company has recorded a loss of approximately $7.8 million on the Consolidated Statement of Operations on the line captioned Loss contingency on debt default (“Contingent Loss”).  The Contingent Loss consists of the unamortized debt issuance costs and original interest discount of approximately $3.3 million and the Default Principal increase of approximately $4.2 million, and approximately $0.3 of debt and issuance costs incurred.

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Fair Value Measurements

Fair value measurements are determined based on assumptions that a market participant would use in pricing an asset or a liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).The following table presents the placement in the fair value hierarchy measured at fair value on a recurring basis as of December 31, 2021 and 2020:

		Fair value measurement at reporting date using
	Balance	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2021: (in thousands)
Recurring fair value measurements
Derivative liabilities:
Conversion feature derivative liability	$8,355	$—	$-	$8,355
Total derivative liabilities	8,355	—	-	8,355
Total recurring fair value measurements	$8,355	$—	$-	$8,355

As of December 31, 2020: (in thousands)
Recurring fair value measurements
Derivative liabilities:
Conversion feature derivative liability	$-	$—	$-	$—
Total derivative liabilities	-	—	-	—
Total recurring fair value measurements	$-	$—	$-	$—

The conversion feature of the convertible Debentures was separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs. The Company uses a probability weighted expected return model (“PWERM”) valuation technique to measure the fair value of the conversion feature with any changes in the fair value of the conversion feature liability recorded in earnings. Significant inputs to the model include estimated time to conversion events, estimated interest converted at the event, the implied yield, the discount rate for the conversion, and the probability of the conversion events. For the year ended December 31, 2021, the Company recorded a loss of $6,278,000 for the Change in fair value of debt conversion feature.

Note 14 — Income taxes

The income tax provision (benefit) for the years ended December 31, 2021, consists of the following (in thousands of dollars):

Net loss before income tax is as follows (in thousands):

Year ended December 31, 2021 (As Restated)

Net loss before income tax	$(49,130)

Income tax expense (benefit) consists of the following:

Year ended December 31, 2021 (As Restated)
U.S. Federal
Current	$-
Deferred	(4,512)
State and Local
Current	-
Deferred	(807)
(5,319)
Change in Valuation Allowance	5,319
Total income tax provision (benefit)	$-

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the years ended December 31, 2021, is as follows:

Year ended December 31, 2021 (As Restated)

Pretax Income	21.0%
State taxes, net of federal benefit	2.2%
Merger charges	-8.5%
Other permanent items	-1.2%
Derivative valuation	-2.7%
Change in valuation allowance	-10.8%

Effective income tax rate	0.0%

As of December 31, 2021, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following (in thousands of dollars):

	Year ended December 31, 2021 (As Restated)	Year ended December 31, 2020
Deferred tax assets:
Net operating loss carry forwards	$3,501	$-
Fixed assets	1,126	-
Accrued compensation	40	-
Reserves	504	-
Intangible assets	3,053	-
Business interest limitation	727	-
Lease Liabilities	142	-
Tax Credits	211	-
Derivative adjustment	1,937	-
Other	181	-
Total deferred tax assets before valuation allowance	11,422	-

Valuation allowance	(11,280)	-
Total deferred tax assets after valuation allowance	142	-

Deferred tax liabilities:
Operating lease right of use assets	(142)	-
Total deferred tax liabilities	(142)

Net deferred tax assets and liabilities	$-	$-

Prior to the merger (as discussed in Note 1), the Company was a Partnership for US Income Tax purposes and therefore had no provision for income tax as of December 31, 2020. Subsequent to the merger the entity became a taxable entity.

As of December 31, 2021, the Company had approximately $15.2 million of U.S. federal net operating loss (“NOL”) carryovers available to offset future taxable income. As of December 31, 2021, the Company had approximately $6.1 million of state NOL carryovers available to offset future taxable income. The U.S. federal NOLs generated in 2021 do not expire and have an indefinite life. State NOLs begin to expire at various dates beginning in 2038.

The future utilization of federal net operating loss carryforwards generated after 2017 is limited to 80% of taxable income. An additional limitation applies to the use of federal net operating loss and credit carryforwards, under Section 382 of the Internal Revenue Code of 1986, as amended, that is applicable if the Company experiences an “ownership change.” The Company completed a 382 study and determined that there was a change in ownership on April 14, 2021, which limits their NOL and Section 163(j) carryforwards. The resulting Section 382 limitations are not expected to materially impact the Company’s ability to utilize carryforwards as NOLs and 163(j) should be available for utilization before expiration assuming sufficient future taxable income. Future changes in the ownership of the Company could further limit the Company’s ability to utilize its NOLs and credits.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2021. As of December 31, 2021, the net change in valuation allowance was $11.3 million, including $6.0 million established in acquisition accounting.

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

Note 15 — Digital Assets

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16 — Equity

As discussed in Note 3 Basis of Presentation the Company completed a reverse merger of Sysorex and TTM Digital with TTM Digital being the accounting acquirer and reporting entity. In a reverse merger, the capital accounts of the reporting entity (TTM Digital) are restated to reflect the legal capital structure of the legal acquirer (Sysorex). As a result, the share data of the reporting entity has been retroactively restated for all periods presented to the equivalent share values of Sysorex for the capital transaction activity of TTM Digital, as if the reverse merger occurred on January 1, 2020. The share data of the reporting entity has been retroactively stated for all periods presented to the equivalent share values of Sysorex. The Company is authorized to issue 499,560,659 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value. The holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2021, 499,560,659 common stock shares were authorized; 145,713,591 shares were issued, and 145,638,212 shares were outstanding. No preferred stock has been designated or issued.

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

Note 17 — Commitments and Contingencies

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

Note 18 — Related Party Transactions

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 19 — Subsequent Events

Proposed TTM Asset Sale

On March 24, 2022, the Company executed Heads of Terms (“Heads of Terms”) with Ostendo Technologies, Inc. (“Ostendo”) which includes certain binding and non-binding provisions. Pursuant to the Heads of Terms, the Company and Ostendo agreed to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets and certain associated real property (“TTM Assets”) to Ostendo for preferred stock (“Purchase Price”). The TTM Assets to be sold will not include the Company’s Ether funds generated prior to and held at Closing (as hereinafter defined) and any graphics processing units or associated assets maintained and operated by the Company at a co-located facility in North Carolina. The definitive terms of the sale of TTM Assets will be set forth in definitive transaction agreements (the “Definitive Documentation”) to be executed by the parties.

The Purchase Price shall be comprised of the issuance to the Company of 7,125,000 fully paid, non-assessable shares of Ostendo preferred stock (“Shares”). The Shares shall be of a newly created series of preferred stock. The Shares shall not be transferable by the Company and may not be distributed by dividend or otherwise by the Company until such time as the earlier of the following shall occur: (i) Ostendo completes an underwritten initial public offering of its common stock pursuant to a registration statement under the Securities Act of 1933, as amended, or similar law of a foreign jurisdiction, (ii) Ostendo’s outstanding shares of capital stock are exchanged for or otherwise converted into securities that are publicly listed, pursuant to a transaction governing such exchange or conversion, on a national securities exchange, including through a merger (including a reverse merger), acquisition, business combination or similar transaction, in one transaction or series of related transactions, and including a transaction or series of related transactions involving a vehicle commonly known as a special purpose acquisition company (SPAC) (“Public Listing”), (iii) a “change in control” event with at least 50% plus 1 share of Ostendo’s issued and outstanding capital stock being sold to an unaffiliated third-party, or (iv) Ostendo undergoing a liquidity or other event that necessitates the transfer of the Shares (each, a “Transfer Event”). Upon the occurrence of a Transfer Event, the Company shall have the right to transfer the Shares. Pursuant to the Heads of Term agreement, the Company agreed to transfer 312,500 shares to Bespoke Growth Partners, Inc. and 1,562,500 shares to Omniverse LLC, Accordingly, following the closing, the Company will hold 5,250,000 shares, Bespoke Growth Partners, Inc. will hold 312,500 shares and Omniverse LLC will hold 1,562,500 shares.

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

Convertible Debenture Conversion (Unaudited)

For the three months ended March 31, 2022, the convertible debenture holders converted approximately $1.6 million of debt owed to them into approximately 72.7 million shares. As a result of the conversions, the Company recorded a loss on debt extinguishment of approximately $0.5 million,

Subsequent to March 31, 2022, convertible debenture holders have converted approximately $2.1 million of debt owed to them into approximately 257.0 million shares of the Company’s common stock.

Note 20 — Restatement of Previously Issued Quarterly Financial Statements (Unaudited)

The Company is presenting herein restated unaudited condensed consolidated financial information as of September 30, 2021, and for the quarterly and year-to-date periods then ended. See Note 1A “Restatement of Previously Issued Consolidated Financial Statements, for additional information.”

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands of dollars, except number of shares and par value data)

(Unaudited)

	September 30, 2021
	As Previously Reported	Adjustments	As Restated
ASSETS
Current Assets
Cash and cash equivalents	$4,268	$-	$4,268
Digital assets	2,334	-	2,334
Accounts receivable, net	663	-	663
Prepaid expenses and other current assets	1,334	-	1,334
Total Current Assets	8,599	-	8,599

Mining equipment, net	12,368	-	12,368
Intangible assets, net	2,696	-	2,696
Goodwill	1,634	-	1,634
Investment in Style Hunter	500	-	500
Investment in Up North Hosting, LLC	664	-	664
Other assets	36	-	36
Total Assets	$26,497	$-	$26,497
		-	-
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities		-	-
Accounts payable	$5,979	$-	$5,979
Accrued liabilities	1,313	-	1,313
Convertible Debt, net	11,208	(1,653)	9,555
Conversion Feature on convertible debt	-	2,891	2,891
Deferred revenue	691	-	691
Total Current Liabilities	19,191	1,238	20,429
		-	-
Commitments and Contingencies – Note 13
		-	-
Stockholders’ Equity		-	-
Common stock, par value $0.00001 per share, 499,560,659 shares authorized; 144,613,591 shares issued as of September 30, 2021, and 66,431,920 shares issued as of December 31, 2020, 144,538,212 shares outstanding as of September 30, 2021, and 66,431,920 shares outstanding as of December 31, 2020, respectively	1	-	1
Treasury stock, at cost, 75,379 shares as of September 30, 2021, and 0 shares as of December 31, 2020, respectively	-	-	-
Subscription receivable	-	-	-
Additional paid-in-capital	35,435	-	35,435
Accumulated Deficit	(28,130)	(1,238)	(29,368)
Total Stockholders’ Equity	7,306	(1,238)	6,068
Total Liabilities and Stockholders’ Equity	$26,497	$-	$26,497

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended September 30, 2021			For the Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues
Mining income	$2,992	$-	$2,992	$9,244	$-	$9,244
Product revenue	1,232	-	1,232	2,831	-	2,831
Services revenue	634	-	634	1,047	-	1,047
Total Revenues	4,858	-	4,858	13,122	-	13,122

Operating costs and expenses
Mining cost	377	-	377	852	-	852
Product cost	1,141	-	1141	2,532	-	2,532
Services cost	364	-	364	606	-	606
Sales and marketing	319	-	319	619	-	619
General and administrative	3,363	-	3363	7,727	-	7,727
Management Fees	-	-	-	321	-	321
Impairment of digital assets	325	-	325	325	-	325
Depreciation	1,279	-	1279	2,824	-	2,824
Amortization of intangibles	143	-	143	264	-	264
Total Operating Costs and Expenses	7,311	-	7311	16,070	-	16,070

Gain (Loss) from Operations	(2,453)	-	(2,453)	(2,948)	-	(2,948)

Other Income (Expenses)
Merger charges	-	-	-	(22,004)	-	(22,004)
Debt Restructuring fee	-	-	-	(2,000)	-	(2,000)
Change in fair value of debt conversion feature	-	(814)	(814)	-	(814)	(814)
Interest expense	(897)	(424)	(1,321)	(926)	(424)	(1,350)
Realized gain (loss) on sale of digital assets	3	-	3	91	-	91
Gain/(loss) on disposal of assets	(131)	-	(131)	(138)	-	(138)
Other expense, net	39	-	39	11	-	11

Total Other Income (Expense)	(986)	(1,238)	(2,224)	(24,966)	(1,238)	(26,204)
			-			-
Income (Loss) before Income taxes and loss in equity method investee	(3,439)	(1,238)	(4,677)	(27,914)	(1,238)	(29,152)
		-	-		-	-
Income tax benefit	-	-	-	-	-	-

Income (Loss) before Income in equity method investee	(3,439)	(1,238)	(4,677)	(27,914)	(1,238)	(29,152)
		-	-		-	-
Share of net loss of equity method investee	(23)	-	(23)	(80)	-	(80)
		-	-		-	-
Net Income (Loss)	$(3,462)	$(1,238)	$(4,700)	$(27,994)	$(1,238)	$(29,232)
Net Income (Loss) per share - basic and diluted	$(0.022)	$(0.007)	$(0.029)	$(0.212)	$(0.010)	$(0.222)
Weighted Average Shares Outstanding - basic and diluted	159,448,204	159,448,204	159,448,204	131,863,780	131,863,780	131,863,780

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Nine Months Ended September 30, 2021, and September 30, 2020

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Total

Balance – December 31, 2019	55,776,240	$1	-	$-	$2,671	$(100)	$(587)	$1,984
Distributions to shareholders	-	-	-	-	(152)	-	-	(152)
Net Loss	-	-	-	-	-	-	(45)	(45)
Balance – March 31, 2020	55,776,240	-	-	-	2,519	(100)	(632)	1,787
Distributions to shareholders	-	-	-	-	(149)	-	-	(149)
Net Loss	-	-	-	-	-	-	(38)	(38)
Balance – June 30, 2020	55,776,240	-	-	-	2,370	(100)	(670)	1,600
Shares issued	10,655,680	-	-	-	600	-	-	600
Distributions to shareholders	-	-	-	-	(345)	-	-	(345)
Net Income	-	-	-	-	-	-	242	242
Balance - September 30, 2020	66,431,920	-	-	-	2,625	(100)	(428)	2,097

Balance - December 30, 2020	66,431,920	-	-	-	2,060	(100)	(135)	1,825
Payment of subscription receivable	-	-	-	-	-	100	-	100
Distributions to shareholders	-	-	-	-	(1,521)	-	-	(1,521)
Exercise of Moon warrants	14,607,980	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	-	1,210	1,210
Balance – March 31, 2021	81,039,900	-	-	-	539	-	1,075	1,614
Shares issued:
Mining equipment	35,588,548	-	-	-	12,000	-	-	12,000
Sysorex Recapitalization	25,985,633	-	-	-	19,401	-	-	19,401
TTM digital/Sysorex merger	494,311	1	75,379	-	280	-	-	281
Professional services	404,820	-	-	-	1,883	-	-	1,883
Net Loss	-	-	-	-	-	-	(25,743)	(25,743)
Balance – June 30, 2021	143,513,212	1	75,379		34,103	-	(24,668)	9,436
Convertible debt warrants	-	-	-	-	810	-	-	810
Stock based compensation	-	-	-	-	28	-	-	28
Shares issued for services	1,025,000	-	-	-	494	-	-	494
Net Loss (as restated)	-	-	-	-	-	-	(4,700)	(4,700)
Balance - September 30, 2021 (as restated)	144,538,212	$1	75,379	$-	$35,435	$-	$(29,368)	$6,068

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Nine Months Ended September 30, 2021
	As Previously Reported	Adjustments	As Restated
Cash Flows from Operating Activities
Net loss	$(27,994)	(1,238)	(29,232)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,088	-	3,088
Stock compensation	28	-	28
Amortization of debt discount and debt issuance costs	631	424	1,055
(Gain) Loss on the sale/disposal of mining equipment	138	-	138
Realized (gain) loss on sale of digital assets	(91)	-	(91)
Gain on settlement of vendor liabilities	(38)	-	(38)
Impairment of digital assets	325	-	325
Change in fair value of debt conversion feature	-	814	814
Equity in earnings of equity method investments	79	-	79
Change in fair value of accrued issuable equity	(9)	-	(9)
Issuance of shares in exchange for services	2,377	-	2,377
Merger charges	22,004	-	22,004
Debt restructuring fee	2,000	-	2,000
Changes in assets and liabilities:
Digital assets - mining net of pool fees and mgmt fees	(8,826)	-	(8,826)
Related party receivable	17	-	17
Prepaid assets and other current assets	(72)	-	(72)
Accounts receivable and other receivables	4,010	-	4,010
Accounts payable	(3,908)	-	(3,908)
Accrued liabilities and other current liabilities	442	-	442
Net cash used in operating activities	(5,799)	-	(5,799)
		-	-
Cash Flows from Investing Activities
Proceeds from sale of digital assets	3,670	-	3,670
Reverse acquisition of Sysorex business	28	-	28
Purchase of mining equipment	(50)	-	(50)
Proceeds from sale of mining equipment	47	-	47
Investments in Up North & Style Hunter	(600)	-	(600)
Net cash provided by (used in) investing activities	3,095	-	3,095
		-	-
Cash Flows from Financing Activities
Repayment of loans	(4,349)	-	(4,349)
Issuance of members’ interests	100	-	100
Proceeds received for convertible debt	12,415	-	12,415
Cash paid for convertible debt transaction costs	(1,261)	-	(1,261)
Net cash provided by financing activities	6,905	-	6,905

Net increase in cash and cash equivalents	4,201	-	4,201
Cash and cash equivalents at beginning of period	67	-	67
Cash and cash equivalents at end of period	$4,268	$-	$4,268
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$89	$-	$89
Income taxes	-	-	-

Supplemental disclosure of noncash investing and financing activities:
Sysorex recapitalization	$19,401	$-	$19,401
Payments of short-term borrowing with digital assets	1,091	-	1,091
Debt discount attributed to the fair value of the warrants	810	-	810
Conversion feature derivative on convertible debt	-	2,077	2,077
Distribution of digital assets to members	1,521	-	1,521
Equipment exchanged for equity	12,000	-	12,000
Equipment acquired through lease purchase arrangement	2,130	-	2,130
Settlement of loan with mining equipment	75	-	75

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A: CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed with the objective of providing reasonable assurance that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

On May 17, 2022, subsequent to the evaluation as of December 31, 2021, management, in agreement with the audit committee of the Company’s Board of Directors, determined that the previously issued financial statements for the Affected Periods should no longer be relied upon and required restatement. See “—Management’s Report on Internal Control Over Financial Reporting (Restated).”

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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Based on this evaluation, management has concluded controls were not effective as of December 31, 2021, due to identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified is disclosed below:

1)	The Company does not have a formal top-down risk assessment process to identify significant process areas, underlying key controls, and nor does the Company have a monitoring process in place to monitor internal controls over financial reporting.

2)	The Company did not properly design or maintain effective entity level monitoring controls over the financial close and reporting process. The Company’s controls surrounding the review of financial statements, vendor agreements, key reconciliations and accounting for complex transactions were not designed and did not operate at a level of precision that would prevent or detect a material misstatement.

3)	The Company did not design and implement appropriate user access controls to ensure segregation of duties that would adequately restrict user access to financially significant information systems, and schedules, specifically surrounding mining revenue and mining equipment.

4)	The Company did not properly design or maintain effective controls over its service organizations and IT vendors. More specifically, the Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate or have controls in place to review the applicable complementary user entity controls described in service organizations’ reports for their potential impact on the Company’s financial reporting.

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

On May 17, 2022, subsequent to the evaluation as of December 31, 2021, management, in agreement with the audit committee of the Company’s Board of Directors, determined that the previously issued financial statements for the Affected Periods should no longer be relied upon and required restatement. As previously disclosed in the Company’s Current Report on Form 8-K filed on May 17, 2022, with the SEC, on May 17, 2022, the Company’s management determined that its prior conclusion that the “conversion feature” of the Debentures qualified for equity classification and, therefore, qualified for the application of the guidance in ASU 2020-06 was incorrect. Management has determined that the conversion feature was a liability classified derivative under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity from the inception requiring recognition at fair value for each reporting period.

As a result of the factors described above, the Company included in this Amendment the restated consolidated financial statements as of and for the year ended December 31, 2021, and restated financial information as of September 30, 2021, and for the three and nine months then ended, to restate the following items:

●	Total other income (expense) and net loss – Restated to reflect the understatement of total other income (expense), and net loss by $8.4 million for the year ended December 31, 2021, and by $1.2 million for the three and nine months ended September 30, 2021, and the related impacts on net loss per share

●	Liabilities and accumulated deficit – Restated to reflect the understatement of liabilities and accumulated deficit by $8.4 million as of December 31, 2021, and by $1.2 million as of September 30, 2021

Accordingly, the Company filed this Amendment to (i) reflect the changes discussed above for the Affected Periods, (ii) restate the Company’s consolidated financial statements as and for the year ended December 31, 2021, and (iii) provide restated unaudited financial information as of September 30, 2021, and for the three and nine months then ended. The error does not impact the Company’s consolidated financial statements for the quarters ended March 31, 2021, or June 30, 2021, or for any periods prior to the fiscal year ended December 31, 2021.

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

	Amount
	and
	nature of
	beneficial		Percent of
Name of Beneficial Owner	ownership		Class
Named Executive Officers and Directors:
Wayne Wasserberg	1,000,000		*
Zaman Khan	1,039,472	(1)	*
Vincent Loiacono	829,086	(2)	*
William B. Stilley	75,000	(3)	*
All Directors and Executive Officers as a Group (4 persons)	2,943,558	(4)	1.0%

More than 5% Beneficial Owners None

(1)	Represents (i) 289,472 shares of common stock held directly by Mr. Khan; and (ii) 750,000 shares of common stock that Mr. Khan has the right to acquire upon exercise of vested stock options.
(2)	Represents (i) 79,086 shares of common stock held directly by Mr. Loiacono; and (ii) 750,000 shares of common stock that Mr. Loiacono has the right to acquire upon exercise of vested stock options.
(3)	In addition, Mr. Stilley holds a convertible debenture, which debenture is convertible into shares of the Company’s common stock. Mr. Stilley’s convertible debenture, which had an original principal amount of $56,250 and a default principal of $73,125, bears interest at a rate of 18%. On April 27, 2022, Mr. Stilley delivered to the Company a Notice of Conversion relating to the conversion of his convertible debenture into an aggregate of 22,868,477 shares of common stock, based on interest and principal due as of that date of $78,896. As of May 23, 2022, the Company has not yet issued these shares to Mr. Stilley.
(4)	Includes 1,500,000 shares of common stock that the directors and executive officers have the right to acquire upon exercise of vested stock options.

*	less than 1% of the issued and outstanding shares of common stock.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Friedman LLP (“Friedman”) has served as the Company’s independent registered public accounting firm since the Board’s appointment on June 3, 2021. On June 3, 2021, the Company notified Marcum LLP, The following table shows the fees that were billed for the audit and other services provided by Friedman for the fiscal, the Company’s prior independent registered public accounting firm, that it was being dismissed, effective June 3, 2021. years ended December 31, 2021, and 2020.

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

Date: May 23, 2022	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne Wasserberg	Chief Executive Officer and Director	May 23, 2022
Wayne Wasserberg	(Principal Executive Officer)

/s/ Vincent Loiacono	Chief Financial Officer	May 23, 2022
Vincent Loiacono	(Principal Financial Officer and Principal Accounting Officer)

/s/ Zaman Khan	Director	May 23, 2022
Zaman Khan

/s/ William B. Stilley, III	Director	May 23, 2022
William B. Stilley, III