Form 10-Q
period 2022-03-31
Sysorex, Inc.
filed 2022-05-23
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 23, 2022, there were 494,443,611 shares of the Registrant’s Common Stock, $0.00001 par value per share, issued and outstanding.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with mergers and acquisitions.

●	the effect of COVID-19, closure of offices and site location(s); on our ability to service our customers resulting in less revenues;

●	our cash position and our history of losses.

●	our ability to achieve profitability.

●	customer demand for the products and services we offer.

●	the impact of competitive or alternative services, products, technologies, and pricing.

●	increased delays in delivery of product due to worldwide strain on supply chain primarily due to labor, raw material, and chip shortages.

●	general economic conditions and events and the impact they may have on us, on our customers, and on our potential customers.

●	a security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems.

●	decrease in value of digital assets

●	general cryptocurrency risks.

●	technological changes and developments in the blockchain and cryptocurrencies.

●	risks related to changes of rules and regulations in connection with cryptocurrencies in general and Ethereum in particular.

●	risks related to Ethereum’s transition from “proof-of-work” to “proof-of-stake” model that may render mining activities within Ethereum blockchain obsolete.

●	risks related to the loss of assets of our cryptocurrency mining facility held with a third party.

●	competition for blockchain platforms and technologies, including but not limited to non-fungible tokens (“NFTs”);

●	our ability to obtain adequate financing in the future.

●	our ability to continue as a going concern.

●	our ability to complete strategic transactions, which may include acquisitions, mergers, dispositions, joint ventures, or investments.

●	lawsuits and other claims by third parties

●	the restatement of our financial statements in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, and the impact of such restatement on our future financial statements and other financial measures; and the material weaknesses we identified in our internal control over financial reporting, our efforts to remediate such material weaknesses and the timing of remediation

●	our success at managing the risks involved in the foregoing items.

●	authorized shares will be insufficient to convert debenture holders; and

●	other factors discussed in this report.

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

The results for the period ended March 31, 2022, are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2021, and 2020 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022, and Amendment No. 1 on Form 10-K filed on May 23, 2022, to restate the Company’s previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2021, as well as to provide restated interim financial information as of September 30, 2021 and for the three and nine months then ended.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands of dollars, except number of shares and par value data)

	March 31, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$938	$659
Digital assets, net	1,237	5,202
Accounts receivable, net	1,553	3,023
Prepaid expenses and other current assets	1,024	1,402
Assets held for sale	6,071	6,071
Total Current Assets	10,823	16,357

Mining equipment, net	3,620	4,077
Intangible assets, net	2,409	2,553
Goodwill	1,634	1,634
Pre-funded right- in Ostendo	1,600	-
Operating lease right-of-use asset, net	510	558
Other assets	75	103
Total Assets	$20,671	$25,282

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	3,637	6,724
Accrued liabilities	2,349	2,382
Short-term debt	17,721	19,439
Conversion feature derivative liability	8,424	8,355
Operating lease obligation, current	158	49
Common stock derivative liability	314	-
Deferred revenue	866	932
Total Current Liabilities	33,469	37,881

Operating lease obligation - noncurrent	397	509

Total Liabilities	33,866	38,390

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 499,560,659 shares authorized; 237,513,850 shares issued as of March 31, 2022, and 145,713,591 shares issued as of December 31, 2021, 237,438,471 shares outstanding as of March 31, 2022, and 145,638,212 shares outstanding as of December 31, 2021	1	1
Treasury stock, at cost, 75,379 shares as of March 31, 2022, and as of December 31, 2021	-	-
Additional paid-in-capital	39,102	36,156
Accumulated Deficit	(52,298)	(49,265)
Total Stockholders’ Deficit	(13,195)	(13,108)
Total Liabilities and Stockholders’ Deficit	$20,671	$25,282

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2022	2021
Revenues
Mining income	$765	$-
Product revenue	4,529	-
Services revenue	508	-
Total Revenues	5,802	-

Operating costs and expenses
Mining cost	144	-
Product cost	2,015	-
Services cost	262	-
Sales and marketing	398	-
General and administrative	3,568	58
Management fee	-	321
Depreciation	457	-
Impairment of digital assets	1,236	-
Amortization of intangibles	143	-
Total Operating Costs and Expenses	8,223	379

Loss from Continuing Operations	(2,421)	(379)

Other Income (Expense)
Interest expense	(974)	-
Gain on sale of digital assets	1,107	87
Revaluation of conversion feature derivative liability	(838)	-
Loss on extinguishment of debt	(549)	-
Other income, net	6	(2)
Total Other Income (Expense)	(1,248)	85

Loss from continuing operations before income taxes	(3,669)	(294)

Income tax expense	-	178

Loss from continuing operations	(3,669)	(472)
Gain from discontinued operations	636	1,683
Net (Loss) Income	$(3,033)	$1,211

Net Loss per share - basic and diluted - continuing operations	$(0.021)	$(0.001)
Net Income per share - basic and diluted - discontinued operations	$0.004	$0.020
Weighted Average Shares Outstanding - basic and diluted	174,980,542	83,039,900

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022, and 2021

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Total

Balance – December 31, 2021	145,638,212	1	75,379	-	36,156	-	(49,265)	(13,108)
Convertible debt conversions	72,717,883	-	-	-	2,909	-	-	2,909
Reclassification of equity contracts to liabilities	-	-	-	-	(314)	-	-	(314)
Professional services	6,000,000	-	-	-	240	-	-	240
Exercise of Pre-funded warrants	12,361,622	-	-	-	-	-	-	--
Cashless exercise of warrants	220,754	-	-	-	-	-	-	-
Stock based compensation	-	-	-	-	111	-	-	111
Vesting of restricted stock	500,000	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(3,033)	(3,033)
Balance – March 31, 2022	237,438,471	$1	75,379	$-	$39,102	$-	$(52,298)	$(13,195)

	Common Stock		Treasury Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Total
Balance – December 31, 2020	66,431,920	$-	-	$-	$2,060	$(100)	$(135)	$1,825
Distributions to shareholders	-	-	-	-	(1,521)	-	-	(1,521)
Payments of subscription receivables	-	-	-	-	-	100	-	100
Exercise of Moon warrants	14,607,980	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	-	1,211	1,211
Balance – March 31, 2021	81,039,900	$-	-	$-	$539	$-	$1,076	$1,615

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss from continuing operations	$(3,669)	$(234)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	601	-
Stock-based compensation expense	166	-
Amortization of right of use asset	62	-
Realized gain on sale of digital assets	(1,107)	(87)
Loss on extinguishment of debt	549	-
Change in fair value of debt conversion feature	838	-
Gain on settlement of vendor liabilities	(1,533)	-
Impairment of digital assets	1,236	-
Issuance of shares in exchange for services	240	-
Changes in assets and liabilities:
Digital assets – mining net of pool fees	(611)	-
Prepaid assets and other current assets	390	-
Accounts receivable and other receivables	1,470	-
Accounts payable	(1,554)	164
Accrued liabilities and other current liabilities	(282)	-
Net cash used in operating activities- continuing operations	(3,204)	(157)
Net cash used in operating activities – discontinued operations	(626)	(47)
Net cash used in operating activities	$(3,830)	$(204)
Cash Flows from Investing Activities
Proceeds from sale of digital assets	$5,709	$251
Pre-funded right in Ostendo	(1,600)	-
Net cash provided by investing activities -continuing operations	4,109	251
Net cash provided by investing activities – discontinued operations	-	47
Net cash provided by investing activities	$4,109	$298

Cash Flows from Financing Activities
Payment of subscription receivable	-	100

Net cash provided by financing activities- continuing operations	-	100
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	-	100

Net increase in cash and cash equivalents	279	194

Cash and cash equivalents at beginning of period	659	67
Cash and cash equivalents at end of period	$938	$261

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$932	$-
Income taxes	-	-

Supplemental disclosure of noncash investing and financing activities:
Conversion of debt to equity	$2,909	$-
Settlement of loan with mining equipment	-	75
Digital assets received for members interest	-	46
Distributions of digital assets to members	-	1,521
Reclassification of equity contracts to liabilities	314	-

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

TTM Digital was originally formed as a Delaware limited liability company on June 28, 2017, under the name of TTM Ventures LLC. Thereafter, on March 30, 2021, it filed a certificate of conversion to a non-Delaware entity with the Secretary of State of the State of Delaware together with Articles of Conversion and Articles of Incorporation with the Nevada Secretary of State filed on the same date. As a result, of such conversion, TTM Digital has become a Nevada corporation under the name of “TTM Digital Assets & Technologies, Inc.

Heads of Terms Agreement

On March 24, 2022, Sysorex, Inc. (“Company”) executed Heads of Terms (“Heads of Terms”) with Ostendo Technologies, Inc. (“Ostendo”) which includes certain binding and non-binding provisions. Pursuant to the Heads of Terms, the Company and Ostendo agreed to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets and certain associated real property (“Assets”) to Ostendo for Ostendo preferred stock. The Assets to be sold will not include the Company’s Ether funds generated prior to and held at Closing and any graphics processing units or associated assets maintained and operated by the Company at a co-located facility in North Carolina. The definitive terms of the sale of Assets will be set forth in definitive transaction agreements (the “Definitive Documentation”) to be executed by the parties.

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

As of May 23, 2022, the parties will either (i) execute Definitive Documentation regarding the TTM Digital Asset sale and close the TTM Digital Asset sale or (ii) extend the closing date of the TTM Digital Asset sale. The closing of the TTM Digital Asset sale will be subject to the satisfaction or waiver of customary closing conditions.

Additionally, pursuant to the Heads of Terms, the Company has agreed to make a non-refundable deposit of $1,600,000 (“Deposit”) to be credited toward the purchase of an additional 166,667 shares of Ostendo’s preferred stock, which will be of the same series as the Shares and will have the same terms (“Purchased Shares”). The Purchased Shares will be issued to the Company at closing and at the same time the other Shares are issued in accordance with a standard securities purchase agreement. The Company paid the non-refundable deposit on March 25, 2022.

Note 2 — Going Concern

As of March 31, 2022, the Company had an approximate cash balance of $0.9 million, a working capital deficit of approximately $22.7 million, and an accumulated deficit of approximately $52.3 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of March 31, 2022, its ability to mine cryptocurrency, its expected sale of certain mining assets and data center, its ability to settle convertible debt obligations through issuance of the Company’s shares, availability on the SGS SouthStar credit facility to finance purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations. As a result, the Company will need additional funds to support its obligations for the next twelve months. The Company continues to explore a number of other possible solutions to its financing needs, including additional efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition. In addition, the Company will need to increase its authorized common stock to potentially settle convertible debt conversions.

If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, the Company will be required to downsize or wind down its operations through liquidation, bankruptcy, or sale of its assets. In addition, the Ethereum network is in the process of implementing software upgrades and other changes to its protocol, which are intended to be a new iteration of the Ethereum network that changes its consensus mechanism from “proof of work” to “proof of stake”, which may decrease the reliance on computing power as an advantage to validating blocks. The move to a proof of stake mechanism will shift the network from mining utilizing computing power to staking, in which Ethereum holders can deposit their Ethereum in exchange for rewards. The switch to a proof of stake model would adversely affect the Company’s operations and ability to sustain operations as it would make the Company’s mining equipment obsolete. In addition, as of March 31, 2022, the Company has been reliant on its ability to liquidate Ethereum to continue to fund operations when needed, and as such, the Company does not currently have enough Ethereum on hand to fund operations through a proof of stake model.

Note 3 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles that are generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three months ended March 31, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2021, and 2020 included in Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2022.

The Company’s significant accounting policies are discussed in Note 4 of the unaudited condensed consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

TTM Digital Reverse Merger and Sysorex Recapitalization

On April 8, 2021, the Company, TTM Digital, and TTM Acquisition Corp., a Nevada corporation, and, a wholly owned subsidiary of Sysorex (“MergerSub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the parties agreed that Sysorex would acquire TTM Digital by way of a reverse triangular merger, subject to certain closing conditions (the “Merger”). On April 14, 2021 (the “Effective Time”), the closing conditions delineated in the Merger Agreement were satisfied and the Merger closed. At the Effective Time, the MergerSub was merged with and into TTM Digital with TTM Digital surviving the Merger.

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

As discussed in Note 5 Segment Reporting after the completion of the Merger the Company reports two segments (“TTM Digital” and “Sysorex Government Services”) which are also defined as reporting units for impairment assessment purposes. As TTM Digital met the definition of discontinued operations, segment reporting disclosures have been omitted, as permitted by ASC 280 Segment Reporting. See Note 5, Segment Reporting and Note 6, Discontinued Operations for additional information.

Pro Forma Financial Information

The following proforma results of operations are presented for information purposes only and include the results of TTM Digital that are reported in discontinued operations in Note 6. The proforma results of operations are not intended to present actual results that would have been attained had the reverse merger and Sysorex Recapitalization been completed as of January 1, 2021, or to project potential operating results as of any future date or for any future periods.

	March 31,
	2022	2021

Total Revenues	$7,077	$3,425

Net Loss	(3,669)	(20)

Net Loss per share – basic and diluted	(0.021)	-

Weighted Average Shares Outstanding – basic and diluted	174,980,542	83,039,900

Discontinued Operations

As discussed in Note 6 – Discontinued Operation, the Company made the decision to divest certain mining equipment and the data center of the TTM Digital reporting unit (“TTM Assets”) and commenced discussions with a third party to execute an asset sale. As a result of the decision to divest certain operating assets of the TTM Digital reporting unit, the Company has determined that the subject assets met the definition of assets held for sale as defined by ASC 205-20 – Presentation of Financial Statements – Discontinued Operations. As of December 31, 2021, the Company determined the TTM Assets represented discontinued operations as it constituted a disposal of a significant component and a strategic shift that will have a material effect on the Company’s operations and financial results. As a result, the Company reclassified the balances and activities of the TTM Assets from their historical presentation to assets held for sale and assets and liabilities – discontinued operations on the Condensed Consolidated balance sheets and to loss from discontinued operations on the Condensed Consolidated statements of operations for the periods presented. As of the date of this report, no transaction has been consummated.

Note 4 — Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared using the accounting records of Sysorex, TTM Digital and SGS. All inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	Revenue recognition

●	Fair value of digital assets

●	Fair value of the Company’s common stock

●	Expected useful lives and valuation of assets

●	Fair value of derivative liabilities

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including mining equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. The carrying amount is considered not recoverable if the sum of the undiscounted cash flows to be generated from the use and eventual disposition of the asset group is less than the carrying amount of the asset group. If the carrying amount exceeds the undiscounted cash flows, then the carrying amount is compared to the fair value and an impairment loss is recorded for the difference between the fair value and the carrying amount. No impairment charges were identified for long-lived assets during the periods ended March 31, 2022, or March 31, 2021.

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

Fair value of the digital asset award received is determined using the quoted price of the related digital asset at the time of receipt. There is currently no specific definitive guidance under GAAP or alternative accounting framework for the accounting for digital assets recognized as revenue or held, and management has exercised significant judgment in determining the appropriate accounting treatment. In the event authoritative guidance is enacted by the FASB, the Company may be required to change its policies, which could impact the Company’s Condensed Consolidated financial position and results from operations.

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

SGS’s professional services include fixed fee contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2022, SGS did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records a receivable when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The Company had deferred revenue of $0.9 million as of March 31, 2022, and December 31, 2021.

Accounts Receivable, net

Account receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for doubtful accounts was $0.05 million as of March 31, 2022, and December 31, 2021.

Digital Assets

Digital assets (predominantly Ethereum) are included in current assets in the accompanying Condensed Consolidated balance sheets. The classification of digital assets as a current asset has been made after the Company’s consideration of the consistent daily trading volume on cryptocurrency exchange markets, there are no limitations or restrictions on Company’s ability to sell Ethereum, and the pattern of actual sales of Ethereum by the Company. Digital assets purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy disclosed above.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. During the three months ended March 31, 2022, and March 31, 2021, the Company recorded impairment of $1.2 million and $0, respectively.

Digital assets awarded to the Company through its mining activities are included within operating activities on the accompanying Condensed Consolidated statements of cash flows. The sales of digital assets are included within investing activities in the accompanying Condensed Consolidated statements of cash flows. The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting. The Company recognized realized gains of $1.1 million for the three months ended March 31, 2022. The Company recognized realized gains through the sale and disbursement of digital assets during the three-month period ended March 31, 2021, of $0.08 million.

Investments

The Company accounts for its investments that represent less than 20% ownership, and for which the Company does not have the ability to exercise significant influence, using the FASB’s Accounting Standards Update (“ASU”) 2016-01, Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The Company measures investments in equity securities without a readily determinable fair value using a measurement alternative that measures these securities at the cost method minus impairment, if any, plus or minus changes resulting from observable price changes on a non-recurring basis. Gains and losses on these securities are recognized in other income and expenses. As of March 31, 2022, and December 31, 2021, the Company’s equity investment is classified as assets held for sale. In addition, the Company accounts for its prefunded right in Ostendo at cost, less impairment.

Fair Value

The Company follows the accounting guidance under FASB’s ASC 820, Fair Value Measurements for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

Derivative Liabilities

The Company evaluates its convertible instruments, options, warrants, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, Derivatives and Hedging. The Company evaluates whether the amount of common stock on a as converted basis is in excess of its authorized share total which, if in excess, would result in derivative accounting treatment. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to a liability at the fair value of the instrument on the reclassification date.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, restricted stock, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended March 31, 2022, and as a result, all potentially dilutive common shares are considered antidilutive for this period.

The Company includes potentially issuable shares in the Weighted-average common shares – basic that include warrants and other agreements that are exercisable for little or no consideration without substantive contingencies and others once any contingencies relative to the issuance of the shares is resolved.

Computations of basic and diluted weighted average common shares outstanding were as follows for the periods reported:

	March 31,
	2022	2021

Weighted-average common shares outstanding	171,980,542	81,039,900

Weighted-average potential common shares considered outstanding	3,000,000	2,000,000

Weighted-average common shares outstanding – basic	174,980,542	83,039,900

Dilutive effect of options, warrants and restricted stock	-	-

Weighted-average common shares outstanding – diluted	174,980,542	83,039,900

Options, restricted stock, and warrants and convertible debt excluded from the computation of diluted loss per share because the effect of inclusion would be anti-dilutive	138,922,213	-

Emerging Growth Company

Sysorex is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As such, Sysorex is eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended. In addition, Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended, for complying with new or revised accounting standards, meaning that Sysorex, as an emerging growth company, can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Sysorex has elected to take advantage of this extended transition period, and therefore our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards.

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

The following table reflect the results of continuing operations of the company’s segments consistent with the management and measurement system utilized within the company. Performance measurement is primarily based on revenue and gross profit. These results are used, in part, by the chief operating decision maker, both in evaluating the performance of, and in allocating resources to, each of the segments. The CODM does not evaluate performance or allocate resources based on segment asset data, and therefore such information is not included.

The following tables provide a summary of the revenue, and cost of revenue from continuing operations for our subsidiary segments for the three months ended March 31, 2022 (in thousands):

For the Three Months Ended March 31, 2022
Revenues	TTM Digital	Sysorex Government Services	Condensed Consolidated
Products Revenue	$-	$4,529	$4,529
Services Revenue	-	508	508
Mining Income	765	-	765
Total Revenues	$765	$5,037	$5,802

Product Cost	$-	$2,015	$2,015
Services Cost	-	262	262
Mining Cost	144	-	144
Other Operating Expenses	$3,908	$1,894	$5,802

Operating Income (Loss)	$(3,287)	$866	$(2,421)

Total Segment Assets	$5,741	$8,859	$14,600

Note 6 — Discontinued Operations

In December 2021, the Company made the decision to divest certain mining equipment, graphic processing units and data center and its assets of TTM Digital reporting unit (“TTM Assets”) and commenced discussions with a third party to execute an asset sale. On March 24, 2022, Company executed Heads of Terms agreement with a third party which includes certain binding and non-binding provisions. Pursuant to the Heads of Terms, the Company and the third party agreed to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets and certain associated real property. The Assets to be sold are those assets located in the facility in New York. The Company will continue to operate certain graphics processing units or associated assets at a co-located facility in North Carolina.

As a result of the decision to divest certain operating assets of the TTM Digital reporting unit, the Company has determined that subject assets met the definition of assets held for sale as defined by ASC 205-20 – Presentation of Financial Statements – Discontinued Operations. The Company determined the TTM Assets represented discontinued operations as it constituted a disposal of a significant component and a strategic shift that will have a material effect on the Company’s operations and financial results. As a result, the Company reclassified the balances and activities of the TTM Assets from their historical presentation to assets held for sale and assets and liabilities – discontinued operations on the Condensed Consolidated balance sheets and to loss from discontinued operations on the Condensed Consolidated statements of operations for the periods presented.

The carrying value of the TTM Digital asset disposal group was $6.1 million as of March 31, 2022, and December 31, 2021. No adjustments were recorded to the carrying value of the assets held for sale as the estimated fair value less selling costs exceeded the carrying value. The following table details the assets and liabilities of the Company’s TTM Assets that were classified as assets held for sale and discontinued operations for the periods presented (in thousands):

	March 31,	December 31,
	2022	2021
Current Assets

Mining equipment and facilities, net	$5,571	$5,571
Investment in Style Hunter	500	500
Total Current Assets	$6,071	$6,071

Total Assets associated with discontinued operations	$6,071	$6,071

The following table presents the TTM Digital assets statement of operations line items classified as discontinued operations included within loss from discontinued operations for the three-months ended March 31, 2022, and 2021 (in thousands):

	2022	2021
Revenues
Mining income	$1,275	$2,018
Total revenues	1,275	2,018

Operating costs and expenses
Mining cost	383	131
General and administrative	256	-
Depreciation	-	199
Total operating costs and expenses	639	330

Gain from Operations	636	1,688

Other Income (Expenses)
Loss on sale of fixed assets	-	(8)

Income before taxes and equity method investee	636	1,680

Provision for income taxes	-	-

Income before equity method investee	636	1,680

Share of net loss of equity method investee	-	3
	-
Net income from discontinued operations	$636	$1,683

The following table summarizes the net cash flows from discontinued operations of TTM Digital (in thousands):

	For the Three Months Ended March 31,
	2022	2021
Net cash used in operating activities -discontinued operations	(626)	(47)
Net cash provided by investing activities – discontinued operations	-	47
Net cash provided by financing activities – discontinued operations	-	-

Note 7 — Mining Equipment, net

Mining equipment, net, was comprised of the following (in thousands of dollars):

	Balance as of
	March 31,	December 31,
	2022	2021
Gross Mining Equipment:
Mining Equipment (non-GPUs)	$493	$493
GPUs	6,033	6,033
Accumulated Depreciation:
Mining Equipment (non-GPUs)	(164)	(123)
GPUs	(2,742)	(2,326)
Mining Equipment, net	$3,620	$4,077

An Ethereum mining server consists of multiple commodity Graphics Processing Units (GPUs) and ancillary components such as chassis, CPU, motherboard, and power supply. The GPUs are solely responsible for the compute power to generate the cryptographic hashes for mining, while the other components act to support the system. Depreciation expense was approximately $0.5 million for the three months ended March 31, 2022.

Note 8 — Intangible Assets

Intangible assets as of March 31, 2022, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade name	$1,060	$(100)	$960
Customer relationships	1,900	(451)	1,449
Total intangible assets	$2,960	$(551)	$2,409

Intangible assets as of December 31, 2021, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade name	$1,060	$(74)	$986
Customer relationships	1,900	(333)	1,567
Total intangible assets	$2,960	$(407)	$2,553

The estimated future amortization expense associated with intangible assets is as follows:

Calendar Years Ending December 31,	Amount
2022	430
2023	573
2024	573
2025	266
Thereafter	567
Total	$2,409

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

The following table sets forth the percentages of sales derived by SGS from those customers that accounted for at least 10% of sales during the three months ended March 31, 2022 (in thousands of dollars):

	For the Three Months Ended
	March 31, 2022
	$	%
Customer A	$3,583	72%
Customer B	$1,170	24%

As of March 31, 2022, Customer B represented approximately 88% of total accounts receivable. One other customer represents approximately 11% of total accounts receivable.

For the three months ended March 31, 2022, one vendor represented approximately 82% of total purchases. Purchases from this vendor during the three months ended March 31, 2022, was approximately $3.2 million.

Geographic and Technology Concentration

The Company had geographic concentration risk with mining operations being exclusively carried out within New York in the first quarter of 2022 and throughout 2021, while the Company has added geographic diversity during April 2021 using a colocation datacenter in North Carolina. Any legislation that restricts or bans the mining of proof-of-work related digital asset mining in New York State would have a negative impact on the Company’s ability to operate and generate revenues.

Further, the Company had concentrated exposure to the Ethereum blockchain infrastructure through its mining operations during the periods presented. There is a possibility of digital asset mining algorithms transitioning to proof-of-stake validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business and our ability to generate revenues. When and if Ethereum switches to proof-of stake the Company’s GPUs will no longer be able to mine Ethereum. Additionally, on August 5, 2021, the London Hard Fork protocol went into effect which includes changes in Ethereum’s handling of transaction fees. These changes had an impact on the Company’s future potential Ethereum revenue stream due to less Ethereum being distributed per mined block, if not offset by an increase in the value of ETH and/or additional transaction tipping, the process by which a user can pay an additional amount to ensure a transaction is processed very quickly. The Company saw a financial impact during the quarter ended March 31, 2022. While the Company doubled mining capacity in the first half of 2021, the difficulty to mine increased. This resulted in a steady decrease of average mining rewards, along with the market price of Ethereum, particularly during the second half of 2021 and into the first quarter of 2022.

Note 10 — Convertible Debentures & Warrants

Convertible debt as of March 31, 2022, consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021

Convertible Debentures & Warrants, including interest payable to the Convertible Debenture Holders	$17,721	$19,439

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

Under the conversion terms of the Debentures, the Debenture is convertible, in whole or in part, into shares of Common Stock at the option of the Holder at any time until the Debenture is no longer outstanding. The Holder executes a conversion by delivering to the Company a Notice of Conversion specifying the principal amount to be converted and the date on which the conversion is to be executed. The Conversion Price is set at the lower of (i) $18.00 and (ii) 80% of the average of the VWAP during the 5 Trading Day period immediately prior to the applicable Conversion Date. The number of Conversion Shares to be issued is determined by dividing the outstanding principal amount of the debenture to be converted by the Conversion Price. The Debentures are subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closes a registered public offering of its Common Stock and receives gross proceeds of not less than $40,000,000 and at the completion of which the Company’s securities are traded on a national exchange (“Qualified Offering”). The Company determined that the conversion feature associated with the convertible debentures should be bifurcated and treated as a separate derivative liability. The Company recorded a revaluation loss of approximately $0.8 million for the three months ended March 31, 2022, for the change in the fair value of the conversion option. As of March 31, 2022, the derivative liability associated with the conversion option was $8.4 million. In addition, during the quarter, the Company recognized an extinguishment loss of approximately $0.5 million as a result of the conversion of debt of $1,590,000 and the settlement of the derivative liability associated with the conversion option of $.8 million.

Debenture Default

The Debentures provide that any monetary judgment filed against the Company for more than $50,000, and if such judgment remains unvacated for a period of 45 calendar days shall constitute an event of default. On December 14, 2021, the Company became aware that a Confession of Judgment (the “Confession of Judgment”) had been entered against the Company in the Superior Court of the State of California, County of Santa Clara by Tech Data on September 24, 2021. The Confession of Judgement was entered for a total sum of $5,942,559.05, which is comprised of the principal sum of $3,341,801.80 and prejudgment interest in the sum of $2,600,757.25. As a result, the Confession of Judgment was deemed to be an event of default under the Debentures although the Company only became aware of the Confession of Judgment on December 14, 2021.

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

Convertible Debenture Conversion

For the three months ended March 31, 2022, the convertible debenture holders converted approximately $1.6 million of debt owed to them into approximately 72.7 million shares. As a result of the conversions, the Company recorded a loss on debt extinguishment of approximately $0.5 million and settled approximately $0.7 million of the derivative liability associated with the conversion option.

Subsequent to March 31, 2022, convertible debenture holders have converted approximately $2.1 million of debt owed to them into approximately 257.0 million shares of the Company’s common stock.

Note 11 — Fair Value Measurement

Fair value measurements are determined based on assumptions that a market participant would use in pricing an asset or a liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents the placement in the fair value hierarchy measured at fair value on a recurring basis as of March 31, 2022, and December 31, 2021 (in thousands):

		Fair value measurement at reporting date using
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of March 31, 2022:
Recurring fair value measurements:
Derivative Liabilities:
Conversion feature derivative liability	$8,424	$—	$—	$8,424
Common stock derivative liability	314	—	—	314
Total derivative liabilities	$8,738	$—	$—	$8,738
Total recurring fair value measurements	$8,738	$—	$—	$8,738

As of December 31, 2021
Recurring fair value measurements
Derivative liability:
Conversion feature derivative liability	$8,355	$—	$—	$8,355
Common stock derivative liability	—	—	—	—
Total derivative liabilities	$8,355	$—	$—	$8,355
Total recurring fair value measurements	$8,355	$—	$—	$8,355

The conversion feature of the convertible Debentures was separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs. The Company uses a probability weighted expected return model (“PWERM”) valuation technique to measure the fair value of the conversion feature with any changes in the fair value of the conversion feature liability recorded in earnings. Significant inputs to the model include estimated time to conversion events, estimated interest converted at the event, the implied yield, the discount rate for the conversion, and the probability of the conversion events. For the three months ended March 31, 2022, the Company recorded a loss of approximately $0.8 million for the change in fair value of debt conversion feature.

As discussed in Note 13 – Equity below, the Company exceeded its authorized share limit with respect to potentially issuable shares under the equity contracts described with the Share Derivative Liabilities section. The Company estimates the fair value of the Common stock derivative liability based on the fair value of the potentially issuable shares for the warrants, stock options and RSUs vested but unissued. This liability excludes the fair value of the potentially convertible shares for the convertible Debentures which are accounted for through the carrying value of the debt and the separate conversion feature derivative liability.

The Company recorded the common stock derivative liability at fair value as of March 31, 2022, through a transfer from equity to the common stock derivative liability. Changes in the fair value of the liability in future periods will be included in other income (expense) in the consolidated statements of operations.

The change in Level 3 fair value of the Company's derivative liabilities is as follows:

	Conversion feature derivative liability	Common stock derivative liability	Total level 3 derivative liability
Balance as of December 31, 2021	$8,355	$-	$8,355

Transferred to equity on debt conversion	(769)	-	(769)
Transferred from equity on recognition of derivative liability	-	314	314
Increase in fair value included in earnings	838	-	838

Balance as of March 31, 2022	$8,424	$314	$8,738

Note 12 — Digital Assets

The following table presents the roll forward of digital asset activity from continuing and discontinued operations during the periods ended:

	Three Months Ended
	March 31,
	2022	2021
Opening Balance	$5,202	$24
Revenue from mining	1,983	2,018
Mining pool operating fees	(20)	(21)
Management fees	-	(322)
Impairment of digital assets	(1,236)	-
Owners’ distributions	-	(1,521)
Proceeds from sale of digital assets	(5,709)	(251)
Transaction fees	(90)	-
Realized gain on sale of digital assets	1,107	87
Ending Balance	$1,237	$14

Note 13 — Equity

As discussed in Note 3 Basis of Presentation the Company completed a reverse merger of Sysorex and TTM Digital with TTM Digital being the accounting acquirer and reporting entity. In a reverse merger, the capital accounts of the reporting entity (TTM Digital) are restated to reflect the legal capital structure of the legal acquirer (Sysorex). As a result, the share data of the reporting entity has been retroactively restated for all periods presented to the equivalent share values of Sysorex for the capital transaction activity of TTM Digital, as if the reverse merger occurred on January 1, 2020. The share data of the reporting entity has been retroactively stated for all periods presented to the equivalent share values of Sysorex. The Company is authorized to issue 499,560,659 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value. The holders of the Company’s common stock are entitled to one vote per share. As of March 31, 2022, 499,560,659 common stock shares were authorized; 237,513,850 shares were issued, and 237,438,471 shares were outstanding. No preferred stock has been designated or issued.

Stock Options

A summary of stock option activity for the three months ended March 31, 2022, is as follows:

	Number of Options (in Shares)	Weighted Average Exercise Price
Outstanding, January 1, 2022	1,656,000	$2.00
Granted	-	$-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2022	1,656,000	$2.00

Exercisable, March 31, 2022	1,656,000	$2.00

The Company recognized approximately $0.03 million of stock-based compensation for the quarter ended March 31, 2022. The unrecognized stock-based compensation of $0.3 million will be recorded over the derived service period ending in the second quarter 2024.

Warrants

The following table represents the activity related to the Company’s warrants during the three-month ended March 31, 2022:

	Number of Warrants (in Shares)	Weighted Average Exercise Price
Outstanding, January 1, 2022	5,926,763	$	*
Granted	-		-
Exercised	418,931		-
Outstanding, March 31, 2022	5,507,832		$-

The weighted average contractual term as of March 31, 2022, is 4.36 years.

*	The exercise price will be determined by a 5-day VWAP price calculation on the exercise date.

Restricted Stock Units

The following table represents the activity related to the Company’s restricted stock awards granted to employees and directors during the three months ended March 31, 2022:

	Number of Restricted Stock Shares	Weighted Average Grant Price
Outstanding, January 1, 2022	1,000,000	$0.40
Granted	-	-
Vested	500,000	-
Unvested, March 31, 2022	500,000	$0.40

The unrecognized stock compensation at March 31, 2022 is $0.1 million.

Share Derivative Liabilities

As the amount of common stock on an as converted basis as of March 31, 2022, exceeded our authorized share amount, the Company’s outstanding warrants, stock options and vested but unissued restricted stock shares (“RSUs”) were reclassified to derivative liabilities in the consolidated financial statements. This results in non-cash gains or losses each period during the term of the warrants, stock options, RSU vesting period and convertible debt. The table below summarizes the reclassified share derivative liabilities as of March 31, 2022 (dollars in thousands):

March 31, 2022
Warrants	$236
Stock options	66
RSUs vested but unissued	12
Total share derivative liability	$314

Note 14 — Commitments and Contingencies

Contractual Commitments

On September 5, 2017, prior to the merger and as a result of a spinoff from Sysorex’s previous parent, a computer hardware supplier threatened legal action against the Company and demanded approximately $1.8 million for payment of unpaid invoices. On or about January 29, 2018, the parties executed a settlement agreement resolving the matter. No court action was filed. The liability of approximately $0.6 million has been accrued and includes interest $0.1 million calculated based on a default rate, which is included as a component of accounts payable and accrued liabilities as of March 31, 2022, in the unaudited condensed consolidated balance sheets.

On January 22, 2018, a software vendor filed a motion for entry of default judgment (the “Motion”) against SGS in the Circuit Court of Fairfax County, Virginia. The Motion alleges that SGS failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000 plus $20,000 in legal fees. On August 10, 2018, the Company and vendor entered into a settlement agreement and the Company is repaying the debt in monthly installments. The liability of approximately $0.2 million has been accrued and includes interest $0.08 million calculated based on a default rate and is included as a component of accounts payable and accrued liabilities as of March 31, 2022, in the unaudited condensed consolidated balance sheets.

The Company entered into a Registration Rights Agreement (the “RRA”) dated April 13, 2021. The Company had ninety (90) calendar days following the closing date of its Merger with TTM Digital Assets & Technologies, Inc. on April 14, 2021, to file an initial registration statement covering the Shares. The ninety (90) calendar day filing date was July 13, 2021 (“Filing Deadline”). The Company did not fulfil its obligation to file a registration statement covering the Shares by July 13, 2021, nor any date and therefore has accounted for an accrued liability in the amount of $0.2 million recorded in the unaudited condensed consolidated balance sheets – Accrued Liabilities for the year ended March 31, 2022. The RRA terminated as of October 14, 2021, by its own terms.

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

Following a negotiation with Tech Data, the Company was able to reduce the Award by in excess of $4.2 million, and on January 13, 2022, the Company and Tech Data entered into a Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid $1,375,000. (the “Settlement Amount”) on January 14, 2022. The Company recognized a gain on settlement of $1.5 million and has recorded in product costs in the condensed consolidated statement of operations. The Award was deemed satisfied in full. Among other things, Tech Data agreed to file an acknowledgment of full satisfaction of judgment attached as an exhibit to the Settlement Agreement, not take any further action against the Company in connection with or relating to the Judgment, and release the Company and its representatives from any and all claims, including the Judgment, which Tech Data may have against the Company based upon any transaction that occurred at any time before the date of the Settlement Agreement.

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

As of March 31, 2022, future minimum operating leases commitments are as follows:

Calendar Years Ending December 31,	Amount
2022	$120
2023	214
2024	219
2025	92
Total future lease payments	645
Less: interest expense at incremental borrowing rate	(90)
Net present value of lease liabilities	$555

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	3.17 years
Weighted average discount rate used to determine present value of operating lease liability:	8%

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

Note 15 — Related Party Transactions

Effective April 1, 2021, the Company entered a variety of contracts with CoreWeave, Inc. (“CoreWeave”).

Hosting Facilities Services Order

The Hosting Facility Services Order (the “Hosting Contract”) provided for the provision of hosting facility space and services by CoreWeave. The services are paid for in advance of the service month and the initial term of the hosting services is through June 30, 2022 and renews automatically for successive one year renewal terms unless either party terminates within sixty (60) days of the expiration of the then current term. At the signing of the Hosting Contract an estimated 382 data mining rigs were covered at an estimated monthly cost of approximately $21,556 ($260,000 per year). The Company recorded $64,667 in mining costs in the condensed statement of operations for the three months ended March 31, 2022.

Services Agreement

The initial term of the Services Agreement runs from April 1, 2021, through December 31, 2022, and automatically renews thereafter for successive one (1)-year terms unless either party provides written notice to the other of nonrenewal within sixty (60) days of the expiration of the then current Term. The initiation of the Services Agreement required a one-time payment of $100,000. The monthly base management fee was set to $20.00 per GPU-based Mining System (approximately $20,000 per month), and $6.50 per ASIC-based Mining System. Base management fees are paid in arrears and due within fifteen (15) days of invoice receipt. If, during any calendar month of the Term, CoreWeave operates on average, more than 1,500 Mining Systems on behalf of the Company, the Base Management Fee with respect to the excess Mining Systems above 1,500 is discounted by 40%. The Company recorded $71,820 in mining costs for the three months ended March 31, 2022.

Master Services Agreement

On April 29, 2021, the Company entered into a Master Services Agreement with CoreWeave to provide support to management relating to cryptocurrency expertise, marketing, and other operational matters for a three-month term. The compensation for these services is a fixed fee of $35,000 per 30-day period, which includes 175 hours per period. The Company did not incur service costs for the three months ended March 31, 2022. Effective February 24, 2022, the master services agreement has been terminated.

Bespoke Growth Partners, Inc. (“Bespoke”)

Effective as of April 15, 2021, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company agreed to total compensation for services of $975,000 which of which $775,000 was paid during the year ended December 31, 2021. The Company made an additional payment in accordance with the agreement of $200,000 in January 2022. The Company recognized an additional $167,000 amount of expense during the three months ended March 31, 2022, which is recorded as consultant fees in general and administrative in the condensed consolidated statement of operations. Lastly, the Company may request Bespoke to expand its services.

Effective as of January 13, 2022, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company is to pay Bespoke a gross advisory fee of $975,000 for identifying the Ostendo acquisition and services related to the Company.. On March 23, 2022, the Company paid off the balance owed for this service. The Company expensed the advisory fee during the three months ended March 31, 2022, which is recorded as consultant fees in general and administrative in the condensed consolidated statement of operations.

Ressense LLC

On August 4, 2021, the Company executed a six (6) month business advisory services agreement with Ressense LLC. The services to be provided include potential business activities including acquisition, merger and reverse merger opportunities. As compensation for the performance of services, the Company paid and recorded $25,000 through January 31, 2022, as consultant fees in general and administrative in the condensed consolidated statement of operations.

The business advisory services agreement expired January 31, 2022.

Note 16 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of March 31, 2022, and December 31, 2021:

	March 31, 2022	December 31, 2021
Consultants	$146	$565
Rent	-	17
Vendor Payments	135	-
Insurance	102	162
License and Maintenance Contracts	613	658
Other	28	-
	$1,024	$1,402

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2021 and 2021 included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on May 23, 2022 (the “10-K Amendment”). In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors” in the 10-K Amendment, as the same may be updated from time to time.

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

The Company made the decision to divest certain mining equipment and the data center of the TTM Dig€tal reporting unit (“TTM Assets”) and commenced discussions with a third party to execute an asset sale. On March 24, 2022, Company executed with a third party an agreement which includes certain binding and non-binding provisions. Pursuant to the agreement, the Company and the third party agreed to certain terms related to the Company’s sale of approximately 75% of its Ethereum mining assets and certain associated real property. The Assets to be sold will not include the Company’s Ether funds generated prior to and held at Closing and any graphics processing units or associated assets maintained and operated by the Company at a co-located facility in North Carolina. The definitive terms of the sale of assets will be set forth in definitive transaction agreements (the “Definitive Documentation”) to be executed by the parties.

It is expected that on May 23, 2022, the parties will (i) execute Definitive Documentation regarding the TTM Digital Asset sale and close the TTM Digital Asset sale or (ii) extend the closing date of the TTM Digital Asset sale. The closing of the TTM Digital Asset sale will be subject to the satisfaction or waiver of customary closing conditions.

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

The unaudited condensed consolidated financial statements present the combined results of operations, financial condition, and cash flows of Sysorex and its subsidiaries. These financial statements were prepared on a combined basis because the operations were under common control. All intercompany accounts and transactions have been eliminated between the combined entities.

Basis of Presentation

In connection with the preparation of our unaudited condensed consolidated financial statements, we are required to make assumptions and estimates about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that management believes to be relevant at the time our unaudited condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our Condensed Consolidated financial statements are presented fairly and in accordance with accounting principles generally accepted in the United States (“GAAP”). However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 4 of the unaudited condensed consolidated financial statements. We believe that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require our most difficult, subjective or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

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

SGS experiences variability in our net sales and operating results on a quarterly basis as a result of many factors. SGS experiences some seasonal trends in our sales of technology solutions to government and educational institutions. For example, the fiscal year-ends of U.S. Public Sector customers vary for those in the federal government space and those in the state and local government and educational institution (“SLED”) space. SGS generally sees an increase in our second quarter sales related to customers in the U.S. SLED sector and in our third quarter sales related to customers in the federal government space as these customers close out their budgets for their fiscal year (June 30th and December 31st, respectively). SGS may experience variability in our gross profit and gross profit margin as a result of changes in the various vendor programs we participate in and its effect on the amount of vendor consideration we receive from a particular vendor or their authorized distributor/wholesaler, may be impacted by a number of events outside of our control.

Three months ended March 31, 2022, compared to three months March 31, 2021

Summary of TTM Digital Mining Result

The following table presents the roll forward of digital asset activity during the respective periods:

	Three Months Ended
	March 31,
	2022	2021
Opening Balance	$5,202	$24
Revenue from mining	1,983	2,018
Mining pool operating fees	(20)	(21)
Management fees	-	(322)
Impairment of digital assets	(1,236)	-
Owners’ distributions	-	(1,521)
Proceeds from sale of digital assets	(5,709)	(251)
Transaction fees	(90)	-
Realized gain on sale of digital assets	1,107	87
Ending Balance	$1,237	$14

Discussion of Results of Operations of TTM Digital for the three months ended March 31, 2022, and 2021

The activities for TTM revenues and costs for the three months ended March 31, 2022, represent continuing and discontinued operations. Discontinued operations are disclosed in Note 6 to the financial statements. Revenues for continuing operations are not comparable to the three months ended March 31, 2021. On April 1, 2021, additional digital mining assets were purchased from CoreWeave, which resulted in increased revenue for the remainder of 2021 into 2022. The increase in general and administrative costsfor the three months ended March 31, 2022, are due to post-merger related costs, advisory costs, accounting and tax costs, and consultant and advisory fees that did not exist for the three months ended March 31, 2021. In addition, the Company incurred non-cash costs that are included in Other income (expense) that are related to derivative accounting treatment that did not exist in the three months ended March 31, 2021.

For the three months ended March 31, 2022, TTM Digital reported $2.0 million in revenues, ($0.8 million in continuing operations and $1.2 million in discontinued operations). TTM Digital reported $0.5 million in mining costs ($0.1 million in continuing operations and $0.4 million in discontinued operations), $0.04 million in sales and marketing costs (continuing operations), $2.4 million in general and administrative costs (continuing operations), $0.5 million in depreciation costs in continuing operations, $1.2 million of digital asset impairment (continuing operations), $1.1 million in other net income-gain on disposal of digital assets (continuing operations) $0.8 million of revaluation of conversion feature derivative liability, loss on debt extinguishment of $0.5 million, resulting in a net loss from operations of $3.0 million ($3.6 million net loss from continuing operations and $0.6 million net income from discontinued operations).

For the three months ended March 31, 2021, TTM reported its continuing operations as follows; $0.3 million in management fees, $0.06 million in general and administrative fees, $0.08 million in gain on sale of digital assets and $0.2 million in an income tax benefit, resulting in a loss from continuing operations of $0.1 million.

For the three months ended March 31, 2021, TTM reported its discontinued operations results as follows; $2.0 million in revenues, $0.1 million in mining costs, $0.06 million in general and administrative costs, $0.2 million in depreciation costs, and $0.2 million in income taxes, resulting in a net income from discontinued operations of $1.7 million.

TTM Digital margins are affected by new and existing competitors in the digital asset mining industry. The price of Ethereum also has a direct impact to revenues, and the value of Ethereum that TTM holds on its balance sheet. The price of Ethereum hit its peak in the fourth quarter of 2021 at approximately $4,600 per 1 ETH and has steadily declined along with the overall markets. During Q1 2022 has a low of approximately $2,000 per 1 ETH 2. Margins are also affected by increases in natural gas prices. At times of peak usage on the power grid, and in times of inclement weather, natural gas prices tend to rise.

Discussion of Results of Operations of SGS for the Three Months Ended March 31, 2022

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

For the three months ended March 31, 2022, SGS reported $5.0 million in revenues. This includes approximately 96% of revenues coming from the Company’s top two customers. SGS reported $2.3 million in product and services costs. Included in product and service costs is gain on vendor liability settlement of $1.5 million, without this gain, SGS would have reported $3.8 million in product and service costs, SGS also reported $0.4 million in sales and marketing costs, $1.4 million in general and administrative costs, $0.1 million in amortization costs, resulting in a loss from operations of $0.7 million. See Note 4 — Summary of Significant Accounting Policies for discussion of the accounting treatment under ASC 606 included in the notes to the financial statements. Based on the two contracts, the Company acted as the agent and is required to record the costs against the related revenues, resulting in a reduced revenue line, offset by a reduced cost of goods sold line in the financial statements.

SGS margins are affected by the diversity of our supplier. Supplier diversity allows companies such as SGS to seek better cost through competition of multiple suppliers of the same product. Currently, SGS does not have the supplier diversity that is required to increase margin. SGS is on a prepay basis with many suppliers and this requires SGS to finance cash advances to suppliers from our finance source, South Star Capital. Our financial source charges high fees and interest, which also affects our net margin.

Liquidity and Capital Resources as of March 31, 2022

Going Concern

As of March 31, 2022, the Company had an approximate cash balance of $0.9 million, working capital deficit of approximately $22.7 million, and an accumulated deficit of approximately $52.3 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Condensed Consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of March 31, 2022, its ability to mine cryptocurrency, its expected sale of certain mining assets and data center, its ability to settle convertible debt obligations through issuance of the Company’s shares, availability on the SGS SouthStar credit facility to finance purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations. As a result, the Company will need additional funds to support its obligations for the next twelve months. The Company continues to explore a number of other possible solutions to its financing needs, including additional efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition. In addition, the Company will need to increase its authorized common stock to potentially settle convertible debt conversions.

If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, the Company will be required to downsize or wind down its operations through liquidation, bankruptcy, or sale of its assets.

Our capital resources and operating results, continuing and discontinued operations, as of and through March 31, 2022 consist of:

1) An overall working capital deficit of $22.7 million,

2) Cash and cash equivalents of $0.9 million,

3) Net cash used in operating activities of $3.8 million, and

4) Net cash provided by investing activities of $4.1 million,

Operating Activities

Net cash used in operating activities was $3.8 million during the three-months ended March 31, 2022. Cash was consumed from operations by the net loss of $3.7 million, plus non-cash and one-time items of $0.3 million, $.2 million in stock-based compensation, non-employee compensation costs of $0.2 million, in shares issued in exchange for services, impairment of digital assets of $1.2 million, and depreciation and amortization of $0.6 million, $1.1 million in a realized gain on sale of digital assets, $0.5 million in a loss on extinguishment of debt, $0.8 million in a change in fair value of debt conversion feature,$1.5 million in a gain on settlement of vendor liabilities,, offset by changes in assets and liabilities of $(0.6) million. In addition, $0.6 million was consumed from its discontinued operations.

Investing Activities:

Net cash provided by investing activities for the three-months ended March 31, 2022, was approximately $4.1 million, primarily driven from proceeds from the sale of digital assets of $5.7 million, offset by a pre-funded right in Ostendo of $1.6 million.

Liquidity and Capital Resources as of March 31, 2022, Compared to March 31, 2021

The Company’s net cash flow used in operating, investing and financing activities, continuing and discontinued operations for the three-months ended March 31, 2022 and 2021, respectively, and certain balances as of the end of those periods are as follows (in thousands):

	March 31,
(Thousands, except per share data)	2022	2021
Net cash used in operating activities	$(3,830)	$(204)
Net cash provided by investing activities	4,109	298
Net cash provided by financing activities	-	100
Net increase in cash	$279	$194

	March 31, 2022	December 31, 2021

Cash	$938	$659
Working capital (deficit)	$(22,646)	$(21, 034)

Operating Activities:

Net cash used in operating activities during the three months ended March 31, 2022, was $ (3,830), consisted of the following (in thousands):

The non-cash income and expenses of $1,052 consisted of (in thousands):

$601	Depreciation expense
166	Stock compensation
62	Amortization of right of use asset
549	Loss on extinguishment of debt
(1,533)	Gain on settlement of vendor liabilities
838	Change in fair value of debt conversion feature
1,236	Impairment of digital assets
(1,107)	Realized gain on sale of digital assets
240	Issuance of shares in exchange for services
$1,052	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities totaled $(1,213) and consisted of the following (in thousands):

$1,470	Increase in accounts receivable and other receivables
390	Prepaid assets and other current assets
(1,554)	Increase in accounts payable
(282)	Decrease in accrued liabilities and other payables
(626)	Operating cash flows – discontinued operations
(611)	Decrease in digital assets

$(1,213)	Net use of cash in the changes in operating assets and liabilities

Net cash used in operating activities was $(3.8) million during the three-months ended March 31, 2022. Cash was consumed from operations by the net loss of $3.7 million, plus non-cash and one-time items of $0.3 million, $0.2 million in stock-based compensation, loss on debt extinguishment of $0.5 million, change in fair value of debt conversion feature of $0.8 million, non-employee compensation costs of $0.2 million, in shares issued in exchange for services, impairment of digital assets of $1.2 million, and depreciation and amortization of $0.6 million, $1.1 million in a realized gain on sale of digital assets, $1.5 million in a gain on settlement of vendor liabilities, offset by changes in assets and liabilities of $ (0.6) million. In addition, $0.6 million was consumed from its discontinued operations.

Net cash used in operating activities was $(0.2) million during the three-months ended March 31, 2021. Cash was consumed from operations by the net loss of $0.4 million, plus non-cash and one-time items of $0.2 million, $(0.09) million in a realized gain on sale of digital assets, and by changes in assets and liabilities of $ 0.16 million, offset by net cash used in operating activities discontinued operations $ (0.04) million

Investing Activities:

Net cash provided by investing activities for the three-months ended March 31, 2022, was approximately $4.1_million, primarily driven from proceeds from the sale of digital assets of $5.7 million, offset by a prefunded right in Ostendo of $1.6 million.

Net cash provided by investing activities for the three-months ended March 31, 2021, was approximately $0.3 million, primarily driven from proceeds from the sale of digital assets of $0.25 million and proceeds from sale of mining equipment of $0.5 million.

Critical Accounting Policies and Estimates

Digital Assets

Digital assets, (predominantly Ethereum) are included in current assets in the accompanying unaudited condensed consolidated balance sheets. The classification of digital assets as a current asset has been made after the Company’s consideration of the consistent daily trading volume on cryptocurrency exchange markets, there are no limitations or restrictions on Company’s ability to sell Ethereum, and the pattern of actual sales of Ethereum by the Company. Cryptocurrencies purchased are recorded at cost and cryptocurrencies awarded to the Company through its mining activities are accounted for in connection with the Company’s revenue recognition policy.

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. During the three months ended March 31, 2022, and March 31, 2021, the Company recorded impairment of $1.2 million and $0, respectively.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment charges were identified for long-lived assets during the three months ended March 31, 2022, or March 31, 2021.

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

Professional Services Revenue Recognition

SGS’s professional services include fixed fee contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. The Company has elected the practical expedient to recognize revenue for the right to invoice because the Company’s right to consideration corresponds directly with the value to the customer of the performance completed to date. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three-months ended March 31, 2022, SGS did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

Derivative Liabilities

The Company evaluates its convertible instruments, options, warrants, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, Derivatives and Hedging. The Company evaluates whether the amount of common stock on a as converted basis is in excess of its authorized share total which, if in excess, would result in derivative accounting treatment. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to a liability at the fair value of the instrument on the reclassification date.

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

Adjusted EBITDA for the three-month ended March 31, 2022, was a loss of $0.2 million.

The following table presents a reconciliation of net income/loss attributable to stockholders of Sysorex, which is our GAAP operating performance measure, to Adjusted EBITDA for the three months ended March 31, 2022 (in thousands):

March 31,
2022
Net (loss)	$(3,033)
Interest expense	974
Depreciation and amortization	601
EBITDA	(1,458)
Adjustments:
Non-cash items:
Change in fair value of debt conversion feature	838
Loss on extinguishment of debt	549
Impairment of digital assets	1,236
Gain on settlement of vendor liabilities	(1,533)
Stock compensation	166

Adjusted EBITDA	$(202)

We have presented Adjusted EBITDA above because we believe it conveys useful information to investors regarding our operating results. We believe it provides an additional way for investors to view our operations, when considered with both our GAAP results and the reconciliation to net loss. By including this information, we can provide investors with a more complete understanding of our business. Specifically, we present Adjusted EBITDA as supplemental disclosure because of the following:

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

None

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule€3a-1€) or 15€5(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, with assistance from other members of management. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of March 31, 2022, and based on this evaluation, our principal executive officer and principal financial officer concluded the disclosure controls and procedures were not effective as of that date due to the same material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 14, 2022 (the “Original 10-K”), as amended by Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on May 23, 2022 (the “Amendment”).

As previously described in Part II, Item 9A of the Original 10-K and of the Amendment, we began implementing a remediation plan to address the material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

The Company’s restated its audited consolidated financial statements and notes for the years ended December 31, 2021, and 2020 included in Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2022. The restatement on our financial statements, and the material weaknesses identified in our internal control over financial reporting identify that our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the three months ended March 31, 2022, have not been effective.

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

Following a negotiation with Tech Data, the Company was able to reduce the Award by in excess of $4.2 million, and on January 13, 2022, the Company and Tech Data entered into a Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid $1,375,000 on January 14, 2022. The Company recognized a gain on settlement of $1.5 million.

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

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as amended (the “2021 10-K”), as updated from time to time. However, the Company is voluntarily providing the risk factor below. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2021 10-K, as updated from time to time.

We do not currently have enough authorized shares of common stock under our Articles of Incorporation, as amended, to meet all of our potential obligations to third parties.

Our Articles of Incorporation, as amended, provide for 499,560,659 authorized shares of our common stock. As of May 23, 2022, we have 494,443,611 shares of common stock issued and outstanding. As of May 23, 2022, holders of our convertible debentures have delivered notices of conversion covering an aggregate of 321,241,575 shares of common stock. If we issued the shares that are subject to the notices of conversion that have been delivered, it would result in us issuing more shares than what we have authorized. Accordingly, in order to meet all of such obligations, we will need to amend our Articles of Incorporation, as amended, to increase the authorized shares of our common stock. We can give no assurance that we will obtain the requisite affirmative vote of our shareholders to so amend our Articles of Incorporation, as amended, which could materially adversely affect our financial condition and the market for our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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
Vincent Loiacono
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)