Form 10-K/A
period 2021-12-31
Sysorex, Inc.
filed 2022-06-01
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of May 23, 2022, the registrant had 494,443,611 shares of common stock outstanding

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On May 23, 2022, Sysorex, Inc. (the “Company”) filed Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, with the Securities and Exchange Commission (“SEC”). Amendment No. 1 contained a typographical error on the date of the audit report of Friedman LLP (“Friedman”), the Company’s independent registered public accounting firm. Although Friedman’s audit report was dated April 14, 2022, except for the effects of the restatement discussed in Note 1A, Note 12, Note 13, and Note 19 to the consolidated financial statements, as to which the date is May 23, 2022, the copy of Friedman’s audit report that was included in Amendment No. 1 incorrectly included a date of April 13, 2022 (instead of April 14, 2022). This Amendment No. 2 on Form 10-K (this “Amendment No. 2”) is being filed to correct the typographical error regarding the date on Friedman’s audit report, such that the date of Friedman’s audit report is April 14, 2022, except for the effects of the restatement discussed in Note 1A, Note 12, Note 13, and Note 19 to the consolidated financial statements, as to which the date is May 23, 2022.

The following items have been amended in this Amendment No. 2:

●	Part II, Item 8 (Financial Statements and Supplementary Data) (solely to revise the date on Friedman’s audit report, and to make certain non-material changes)

●	Part IV, Item 15 (Exhibits, Financial Statement Schedules) (to provide updated certifications and an updated Friedman consent)

Except as described above, no other changes have been made to Amendment No. 1, and Amendment No. 2 does not modify, amend or update in any way any of the financial information contained in Amendment No. 1. Notably, no changes have been made to the Company’s consolidated financial statements, as the same were filed with Amendment No. 1. Amendment No. 2 does not reflect events that may have occurred subsequent to the filing date of Amendment No. 1.

PART II

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

New York, New York

April 14, 2022, except for the effects of the restatement discussed in Note 1A, Note 12, Note 13, and Note 19 to the consolidated financial statements, as to which the date is May 23, 2022.

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

		Fair value measurement at reporting date using
	Balance	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2021: (in thousands)
Recurring fair value measurements
Derivative liabilities:
Conversion feature derivative liability	$8,355	$-	$-	$8,355
Total derivative liabilities	8,355	-	-	8,355
Total recurring fair value measurements	$8,355	$-	$-	$8,355

As of December 31, 2020: (in thousands)
Recurring fair value measurements
Derivative liabilities:
Conversion feature derivative liability	$-	$-	$-	$-
Total derivative liabilities	-	-	-	-
Total recurring fair value measurements	$-	$-	$-	$-

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger between Inpixon USA and Sysorex, Inc., dated as of July 25, 2018	8-K	001-36404	2.1	July 31, 2018
2.2	Separation and Distribution Agreement dated August 7, 2018, between Inpixon and Sysorex, Inc.	10-Q	001-36404	2.1	August 13, 2018
2.3	Agreement and Plan of Merger, dated as of April 8, 2021, by and among Sysorex, Inc., TTM Acquisition Corp., and TTM Digital Assets & Technologies, Inc.	8-K	000-55924	10.1	April 14, 2021
3.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018
3.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019
3.3	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018
3.4	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018
4.1	Form of Sysorex, Inc.’s common stock certificate	S-1	333-228992	4.1	December 21, 2018
4.2	Description of Registrant’s Securities	10-K	000-55924	4.5	March 31, 2020
4.3	Form of Prefunded Warrant	8-K	000-55924	4.1	June 1, 2021
10.1	Trademark License Agreement dated August 31, 2018, between Sysorex, Inc. and Sysorex Consulting, Inc.	8-K	000-55924	10.8	September 4, 2018
10.2†	Sysorex, Inc. 2018 Equity Incentive Plan and form of option award agreement	10-12G/A	000-55924	4.1	August 13, 2018
10.3†	Employment Agreement dated August 31, 2018, between Sysorex, Inc. and Sysorex Government Services, Inc. and Zaman Khan	8-K	000-55924	10.10	September 4, 2018
10.4†	Employment Agreement dated August 31, 2018, between Sysorex, Inc. and Sysorex Government Services, Inc. and Vincent Loiacono	8-K	000-55924	10.11	September 4, 2018
10.5	Form of Indemnification Agreement	10-12G/A	000-55924	10.8	August 13, 2018
	Convertible Promissory Note, dated December 31, 2018, issued to Chicago Venture Partners, L.P.	8-K	000-55924	4.1	December 31, 2018
10.6	Note Extension, dated as of November 11, 2019, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	10-Q	000-55924	10.3	November 12, 2019
10.7	Amendment to Convertible Promissory Note	8-K	000-55924	10.1	January 2, 2020
10.8	PPP Promissory Note, dated as of May 3, 2020, between Wells Fargo SBA Lending and Inpixon Federal	10-Q	000-55924	4.2	May 13, 2020
10.9	Convertible Note Extension, date as of April 23, 2020, by and between Sysorex, Inc. and Chicago Venture Partners, LLP.	10-Q	000-55924	10.5	May 13, 2020
10.10	Non-recourse Factoring and Security Agreement, dated June 19, 12020 by and between Sysorex, Inc. and SouthStar Financial LLC	8-K	000-55924	10.1	June 25, 2020
10.11	Promissory Note Assignment and Assumption, dated June 30, 2020, by and between Sysorex, Inc. with Inpixon and Systat Software, Inc.	8-K	000-55924	10.1	July 6, 2020
10.12	Convertible Note Extension, dated as of October 29, 2020, by and between Sysorex, Inc and Chicago Venture Partners, LLP	10-Q	000-55924	10.1	November 6, 2020

1

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.13	Waiver Agreement, dated as of January 22, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.1	January 28, 2021
10.14†	Amendment to Employment, dated March 4, 2021, by and between Sysorex, Inc. and Vincent Loiacono	10-K	000-55924	10.28	March 29, 2021
10.15	Waiver Agreement, dated as of March 9, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.1	March 15, 2021
10.16	Commercial Loan Agreement, dated as of March 11, 2021, between Sysorex, Inc. and Quantum Lexicon	8-K	000-55924	10.1	March 17, 2021
10.17	Letter Agreement, dated as of March 19, 2021, by and among Sysorex, Inc., Systat Software, Inc., and First Choice International Company, Inc.	8-K	000-55924	10.1	March 25, 2021
10.18	Commercial Loan Agreement and Promissory Note, dated as of March 31, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K/A	000-55924	10.1	April 6, 2021
10.19	Stock Pledge Agreement, dated as of March 31, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K/A	000-55924	10.2	April 6, 2021
10.20	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	000-55924	10.2	April 14, 2021
10.21	Right to Shares Letter Agreement dated April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	000-55924	10.3	April 14, 2021
10.22	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and Systat Software, Inc.	8-K	000-55924	10.4	April 14, 2021
10.23	Exchange Agreement dated April 14, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.5	April 14, 2021
10.24	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.6	April 14, 2021
10.25	Right to Shares Letter Agreement dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.7	April 14, 2021
10.26	Amendment No. 1 to Trademark License Agreement by and between Sysorex, Inc. Sysorex Government Services, Inc., and Sysorex Consulting, Inc., dated April 14, 2021.	8-K	000-55924	10.8	April 14, 2021
10.27	Consulting Agreement dated April 14, 2021, by and between Sysorex, Inc. and Nadir Ali.	8-K	000-55924	10.9	April 14, 2021
10.28	Form of Securities Subscription Agreement dated April 14, 2021.	8-K	000-55924	10.10	April 14, 2021
10.29	Registration Rights Agreement dated April 14, 2021, by and among Sysorex, Inc. and the parties to the Securities Subscription Agreement and certain other parties.	8-K	000-55924	10.11	April 14, 2021
10.30	Commercial Loan Agreement and related documents dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.12	April 14, 2021
10.31†	Employment Agreement dated May 7, 2021, by and between Sysorex, Inc. and Wayne Wasserberg.	8-K	000-55924	10.1	May 13, 2021

2

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.32	PPP Loan Forgiveness Letter, dated as of April 2, 2021	10-Q/A	000-55924	4.2	May 18, 2021
10.33	Form of Exchange Agreement	8-K	000-55924	10.1	June 1, 2021
10.34†	First Amendment to Sysorex, Inc. 2018 Equity Incentive Plan	8-K	000-55924	10.1	July 26, 2021
10.35†	First Amendment to Employment Agreement, effective as of July 20, 2021, by and among the Company, TTM Digital Assets & Technologies, Inc., and Wayne Wasserberg	8-K	000-55924	10.2	July 26, 2021
10.36†	Board of Directors Agreement by and between the Company and William B. Stilley, III dated September 3, 2021	8-K	000-55924	10.1	September 10, 2021
10.37	Membership Interest Purchase Agreement, dated as of November 2, 2021, between BWP Holdings LLC and Down South Hosting, LLC	8-K	000-55924	10.1	November 8, 2021
10.38	Settlement and Release Agreement, dated as of January 13, 2022, by and between Sysorex, Inc. and Tech Data Corporation	8-K	000-55924	10.1	January 13, 2022
21.1	List of Subsidiaries	10-K/A (Amendment No. 1)	000-55924	21.1	May 23, 2022
23.1	Consent of Friedman LLP					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	Inline XBRL Instance Document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

†	Management contract or compensatory plan or arrangement.
#	This exhibit is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 1, 2022	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono
Chief Financial Officer

4