Form 10-Q
period 2022-06-30
Sysorex, Inc.
filed 2022-08-15
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number: 000-55924

SYSOREX, INC.

(Exact name of registrant as specified in its charter)

Nevada	68-0319458
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13880 Dulles Corner Lane Suite 120 Herndon, Virginia	20171
(Address of principal executive offices)	(Zip Code)

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

As of August 14, 2022, there were 494,543,611 shares of the Registrant’s Common Stock, $0.00001 par value per share outstanding.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with mergers and acquisitions;

●	the effect of COVID-19, closure of offices and site location(s); on our ability to service our customers resulting in less revenues;

●	our cash position and our history of losses;

●	our ability to achieve profitability;

●	customer demand for the products and services we offer;

●	the impact of competitive or alternative services, products, technologies, and pricing;

●	increased delays in delivery of product due to worldwide strain on supply chain primarily due to labor, raw material, and chip shortages;

●	general economic conditions and events and the impact they may have on us, on our customers, and on our potential customers;

●	a security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems;

●	decrease in value of digital assets;

●	general cryptocurrency risks;

●	technological changes and developments in the blockchain and cryptocurrencies;

●	risks related to changes of rules and regulations in connection with cryptocurrencies in general and Ethereum in particular;

●	risks related to Ethereum’s transition from “proof-of-work” to “proof-of-stake” model that may render mining activities within Ethereum blockchain obsolete;

●	risks related to the loss of assets of our cryptocurrency mining facility held with a third party;

ii

●	competition for blockchain platforms and technologies, including but not limited to non-fungible tokens (“NFTs”);

●	our ability to obtain adequate financing in the future;

●	our ability to continue as a going concern;

●	our ability to complete strategic transactions, which may include acquisitions, mergers, dispositions, joint ventures, or investments;

●	lawsuits and other claims by third parties;

●	the restatement of our financial statements in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2021, and the impact of such restatement on our future financial statements and other financial measures; and the material weaknesses we identified in our internal control over financial reporting, our efforts to remediate such material weaknesses and the timing of remediation;

●	our success at managing the risks involved in the foregoing items;

●	authorized shares will be insufficient to convert debenture holders; and

●	other factors discussed in this report.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information which are the accounting principles that are generally accepted in the United States of America and in accordance with the instructions for Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, the unaudited condensed consolidated financial statements contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended June 30, 2022, are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2021, and 2020 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022, as amended by Amendment No. 1 on Form 10-K filed on May 23, 2022, to restate the Company’s previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2021, as well as to provide restated interim financial information as of September 30, 2021 and for the three and nine months then ended, and Amendment No. 2 on Form 10-K filed on June 1, 2022.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands of dollars, except number of shares and par value data)

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$372	$659
Digital assets, net	218	5,202
Accounts receivable, net	2,205	3,023
Prepaid expenses and other current assets	884	1,402
Assets held for sale	8,312	10,182
Total Current Assets	11,991	20,468

Intangible assets, net	2,266	2,553
Goodwill	1,634	1,634
Pre-funded right- in Ostendo	1,600	-
Operating lease right-of-use asset, net	475	558
Other assets	40	69
Total Assets	$18,006	$25,282

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	4,097	6,724
Accrued liabilities	1,955	2,382
Short-term debt	17,203	19,439
Conversion feature derivative liability	9,188	8,355
Operating lease obligation, current	211	49
Common stock derivative liability	347	-
Deferred revenue	704	932
Total Current Liabilities	33,705	37,881

Operating lease obligation - noncurrent	355	509

Total Liabilities	34,060	38,390

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 499,560,659 shares authorized; 494,618,990 shares issued as of June 30, 2022, and 145,713,591 shares issued as of December 31, 2021, 494,543,611 shares outstanding as of June 30, 2022, and 145,638,212 shares outstanding as of December 31, 2021	4	1
Treasury stock, at cost, 75,379 shares as of June 30, 2022, and as of December 31, 2021	-	-
Additional paid-in-capital	43,237	36,156
Accumulated Deficit	(59,295)	(49,265)
Total Stockholders’ Deficit	(16,054)	(13,108)
Total Liabilities and Stockholders’ Deficit	$18,006	$25,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Product revenue	$2,889	1,599	7,418	$1,599
Services revenue	647	412	1,155	412
Total Revenues	3,536	2,011	8,573	2,011

Operating costs and expenses
Product cost	2,689	1,391	4,704	1,391
Services cost	491	242	753	242
Sales and marketing	263	299	661	299
General and administrative	1,617	4,307	5,186	4,364
Impairment of digital assets	1,187	-	2,423	-
Management fees	-	-	-	322
Depreciation	-	3	-	3
Amortization of intangibles	143	121	286	121
Total Operating Costs and Expenses	6,390	6,363	14,013	6,742

Loss from Operations	(2,854)	(4,352)	(5,440)	(4,731)

Other Income (Expenses)
Merger charges	-	(22,004)	-	(22,004)
Debt Restructuring fee	-	(2,000)	-	(2,000)
Interest (expense) income	(764)	17	(1,738)	16
Realized gain on sale of digital assets	164	1	1,271	88
Revaluation of conversion feature derivative liability	(1,868)	-	(2,706)	-
Loss on extinguishment of debt	(895)	-	(1,444)	-
Change in fair value of shares issued	(38)	-	(38)	-
Other (expense) income, net	(3)	(25)	3	(27)

Total Other Expense	(3,404)	(24,011)	(4,652)	(23,927)

Loss from continuing operations before income taxes	(6,258)	(28,363)	(10,092)	(28,658)

Income tax benefit	-	179	-	-

Loss from continuing operations	(6,258)	(28,184)	(10,092)	(28,658)

(Loss) income from discontinued operations	(739)	2,441	62	4,125
Net Loss	$(6,997)	$(25,743)	$(10,030)	$(24,533)
Net loss per share - basic and diluted – continuing operations	$(0.014)	$(0.239)	$(0.033)	$(0.187)
Net (loss) income per share – basic and diluted – discontinued operations	$(0.002)	$0.021	$0.0002	$0.027
Weighted Average Shares Outstanding - basic and diluted	441,012,811	118,068,367	308,731,572	153,096,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2022, and 2021

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Total
Balance – December 31, 2020	66,431,920	$-	-	$-	$2,060	$(100)	$(135)	$1,825
Distributions to shareholders	-	-	-	-	(1,521)	-	-	(1,521)
Payments of subscription receivables	-	-	-	-	-	100	-	100
Exercise of Moon warrants	14,607,980	-	-	-	-	-	-	-
Net Income	-	-	-	-	-	-	1,210	1,210
Balance – March 31, 2021	81,039,900	$-	-	$-	$539	$-	$1,075	$1,614
Shares issued for:
Mining equipment	35,588,548	-	-	-	12,000	-	-	12,000
Sysorex recapitalization	25,985,633	-	-	-	19,401	-	-	19,401
TTM digital/Sysorex merger	494,311	1	75,379	-	280	-	-	281
Professional services	404,820	-	-	-	1,883	-	-	1,883
Net Loss	-	-	-	-	-	-	(25,743)	(25,743)

Balance – June 30, 2021	143,513,212	$1	75,379	$-	$34,103	-	$(24,668)	$9,436
Balance – December 31, 2021	145,638,212	1	75,379		36,156	-	(49,265)	(13,108)
Convertible debt conversions	72,717,883	-	-		2,909	-	-	2,909
Reclassification of equity contracts to liabilities	-	-	-		(314)	-	-	(314)
Professional services	6,000,000	-	-		240	-	-	240
Exercise of Pre-funded warrants	12,361,622	-	-		-	-	-	-
Cashless exercise of warrants	220,754	-	-		-	-	-	-
Stock-based compensation	-	-	-		111	-	-	111
Vesting of restricted stock	500,000	-	-		-	-	-	-
Net Loss	-	-	-		-	-	(3,033)	(3,033)
Balance – March 31, 2022	237,438,471	$1	75,379		$39,102	$-	$(52,298)	$(13,195)
Convertible debt conversions	257,005,140	3	-		4,130	-	-	4,133
Issuance of restricted stock	100,000	-	-		5	-	-	5
Net Loss	-	-	-		-	-	(6,997)	(6,997)
Balance – June 30, 2022	494,543,611	$4	75,379		$43,237	$-	$(59,295)	$(16,054)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss from continuing operations	$(10,092)	$(28,658)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	288	124
Stock-based compensation expense	111	-
Amortization of right of use asset	83	-
Realized gain on sale of digital assets	(1,271)	(88)
Loss on extinguishment of debt	1,444	-
Change in fair value of debt conversion feature	2,706	27
Gain on settlement of vendor liabilities	(1,533)	-
Impairment of digital assets	2,423	-
Issuance of shares in exchange for services	240	1,883
Merger charges	-	22,004
Debt restructuring expense	-	2,000
Change in fair value of share derivative liability	38	-
Changes in assets and liabilities:
Prepaid assets and other current assets	546	167
Accounts receivable and other receivables	818	4,182
Accounts payable	(1,094)	(2,938)
Accrued liabilities and other current liabilities	834	285
Operating lease liability	8	-
Net cash provided by operating activities – continuing operations	(4,451)	(1,012)
Net cash (used in) provided by operating activities – discontinued operations	(1,191)	(117)
Net cash used in operating activities	$(5,642)	$(1,129)

Cash Flows from Investing Activities
Proceeds from sale of digital assets	$6,955	$3,331
Reverse acquisition of Sysorex business	-	28
Pre-funded right in Ostendo	(1,600)	-
Net cash provided by investing activities -continuing operations	5,355	3,359
Net cash provided by (used in) investing activities – discontinued operations	-	(103)
Net cash provided by investing activities	$5,355	$3,256

Cash Flows from Financing Activities
Repayment of loans	$-	$(2,195)
Payment of subscription receivable	-	100

Net cash provided by (used in) financing activities- continuing operations	$-	$(2,095)
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by (used in) financing activities	$-	$(2,095)

Net (decrease) in cash and cash equivalents	(287)	32

Cash and cash equivalents at beginning of period	659	67
Cash and cash equivalents at end of period	$372	$99

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$989	$-
Income taxes	-	126

Supplemental disclosure of noncash investing and financing activities:
Conversion of debt to equity	$7,042	$-
Settlement of loan with mining equipment	-	75
Sysorex recapitalization	-	19,401
Distributions of digital assets to members	-	1,521
Reclassification of equity contracts to liabilities	314	-
Settlement of share derivative liability	5	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature and Description of Business

Description of Business

Sysorex, Inc., through its wholly owned subsidiary, Sysorex Government Services, Inc., (“SGS”), (unless otherwise stated or the context otherwise requires, the terms “SGS” “we,” “us,” “our” and the “Company” refer collectively to Sysorex, Inc. and SGS), provides information technology solutions primarily to the public sector. These solutions include cybersecurity, professional services, engineering support, IT consulting, enterprise level technology, networking, wireless, help desk, and custom IT solutions.

In addition to SGS, the Company has another wholly owned subsidiary, TTM Digital Assets & Technologies, Inc. (“TTM Digital”), TTM Digital’s focus is to mine Ethereum and opportunities related to the Ethereum blockchain. As discussed in the Heads of Terms agreement below, the Company is in discussion with a third party to sell its Ethereum mining assets and certain associated real property (“Assets”). The Company continues to operate its wholly owned subsidiaries. The Company is headquartered in Virginia.

Heads of Terms Agreement

On March 24, 2022, Sysorex, Inc. (“Company”) executed Heads of Terms (“Heads of Terms”) with Ostendo Technologies, Inc. (“Ostendo”) which includes certain binding and non-binding provisions. Pursuant to the Heads of Terms, the Company and Ostendo agreed to certain terms related to the Company’s sale of its Ethereum mining assets and certain associated real property (“Assets”) to Ostendo for Ostendo preferred stock. The Assets to be sold will not include the Company’s Ether funds generated prior to and held at Closing. The definitive terms of the sale of Assets will be set forth in definitive transaction agreements (the “Definitive Documentation”) to be executed by the parties. The closing of the TTM Digital Asset sale, which the Heads of Terms provides would occur no later than May 24, 2022, will be subject to the satisfaction or waiver of customary closing conditions.

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

On June 10, 2022, the Company executed an Amendment No. 1 to Heads of Terms (“Amendment 1”) with Ostendo and the Company’s wholly owned subsidiary TTM Digital Assets & Technologies, Inc. (“Seller”, and together with the Company, the “Seller Parties”). Pursuant to the Amendment 1, the parties agreed to amend and restate certain terms contained in the Heads of Terms, including, among other things:

1)	The closing of the transaction is to occur no later than June 30, 2022, unless mutually extended in writing by the parties.

2)	The definition of “TTM Assets” was amended and restated to read “(i) all of the Seller Parties’ GPUs and related assets, supporting equipment and software (including software licenses, if any), in each case wherever located, (ii) the Company’s equity interests in Style Hunter, Inc. (excluding options to purchase equity interests), (iii) the real estate comprising the Lockport, NY location, and (iv) any other assets directly or indirectly used in the operation of the Seller Parties’ crypto mining business.”

3)	The first sentence of the section of the Heads of Terms entitled “Purchase Price Consideration” was amended and restated to read: “The Purchase Price shall be comprised of the issuance to the Seller of 4,697,917 fully paid, non-assessable shares.

On June 30, 2022, the Company executed an Amendment No. 2 to Heads of Terms (“Amendment 2”) with Ostendo and the Company’s wholly owned subsidiary TTM Digital Assets & Technologies, Inc. (“Seller”, and together with the Company, the “Seller Parties”). Pursuant to the Amendment 2, the parties agreed to amend certain terms contained in the Heads of Terms and Amendment 1, including:

1)	The closing of the transaction is to occur no later than July 31, 2022, unless mutually extended in writing by the parties.

2)

The term “Expiration Date” in the section of the Heads of Term entitled “Exclusivity” is hereby amended to be the earlier of July 31, 2022, or the date on which Ostendo notifies the Company in writing that it is terminating negotiations regarding the transactions (and Ostendo agrees to give such notification promptly upon making a determination to terminate negotiations).

As of August 15, 2022, the parties have not yet entered into Definitive Documentation, and have not amended the Heads of Terms, as amended, to extend the closing date; however, the parties continue to negotiate toward completion of Definitive Documentation.

Note 2 — Going Concern

As of June 30, 2022, the Company had an approximate cash balance of $0.4 million, a working capital deficit of approximately $21.7 million, and an accumulated deficit of approximately $59.3 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of June 30, 2022, its ability to settle convertible debt obligations through issuance of the Company’s shares, availability on the SouthStar facility to finance purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the next twelve months. As a result, the Company will need additional funds to support its obligations. The Company continues to explore a number of other possible solutions to its financing needs, including efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition. The Company will utilize its current contracts that are not limited to a single branch of government or a specific agency. These contracts can provide the Company an opportunity to attain new solutions and service type orders. The Company will also utilize SGS’s small business status to partner with prime contractors on larger orders. The Company currently has utilized SouthStar to finance purchase orders and it also has the ability to factor its receivables if needed to fund operations. In addition, the Company will need to increase its authorized common stock to settle convertible debt conversions.

If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, or is unable to attain new vendors, the Company will be required to downsize or wind down its operations through liquidation, bankruptcy, or sale of its assets. In addition, until the sale of the TTM Assets is consummated, the Company will be subject to changes in the Ethereum Network. The Ethereum network is in the process of implementing software upgrades and other changes to its protocol, which are intended to be a new iteration of the Ethereum network that changes its consensus mechanism from “proof of work” to “proof of stake”, which may decrease the reliance on computing power as an advantage to validating blocks. The move to a proof of stake mechanism will shift the network from mining utilizing computing power to staking, in which Ethereum holders can deposit their Ethereum in exchange for rewards. The switch to a proof of stake model would adversely affect the Company’s operations and ability to sustain operations. In addition, as of June 30, 2022, the Company has been reliant on its ability to liquidate Ethereum to continue to fund operations when needed, and as such, the Company does not currently have enough Ethereum on hand to fund operations through the next twelve months.

Note 3 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles that are generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2021, and 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022, as amended by Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2022, and Amendment No. 2 on Form 10-K filed with the SEC on June 1, 2022.

TTM Digital Reverse Merger and Sysorex Recapitalization

On April 8, 2021, the Company, TTM Digital, and TTM Acquisition Corp., a Nevada corporation, and a wholly owned subsidiary of Sysorex (“MergerSub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Under the terms of the Merger Agreement, the parties agreed that Sysorex would acquire TTM Digital by way of a reverse triangular merger, subject to certain closing conditions (the “Merger”). On April 14, 2021 (the “Effective Time”), the closing conditions delineated in the Merger Agreement were satisfied and the Merger closed. At the Effective Time, the MergerSub was merged with and into TTM Digital with TTM Digital surviving the Merger.

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

Discontinued Operations

As discussed in Note 5 – Discontinued Operation, the Company made the decision to divest its mining equipment and the data center of the TTM Digital reporting unit (“TTM Assets”) and commenced discussions with a third party to execute an asset sale. As a result of the decision to divest operating assets of the TTM Digital reporting unit, the Company has determined that the subject assets met the definition of assets held for sale as defined by ASC 205-20 – Presentation of Financial Statements – Discontinued Operations. As of December 31, 2021, the Company determined the TTM Assets represented discontinued operations as it constituted a disposal of a significant component and a strategic shift that will have a material effect on the Company’s operations and financial results. As a result, the Company reclassified the balances and activities of the TTM Assets from their historical presentation to assets held for sale and assets and liabilities – discontinued operations on the Condensed Consolidated balance sheets and to gain from discontinued operations on the Condensed Consolidated statements of operations for the periods presented.

On June 10, 2022, the definition of “TTM Assets” was amended and restated to read “(i) all of the Seller Parties’ GPUs and related assets, supporting equipment and software (including software licenses, if any).  As a result, all of TTM assets have been classified and reported as assets held for sale in the condensed consolidated balance sheets, and all associated revenues and costs are reported as discontinued operations in the condensed consolidated statement of operations. The TTM Assets to be sold will not include the Company’s Ether funds generated prior to and held at Closing. As of the date of this report, no transaction has been consummated.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	Revenue recognition

●	Fair value of digital assets

●	Fair value of the Company’s common stock

●	Expected useful lives and valuation of long lived-assets

●	Fair value of derivative liabilities

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including mining equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. The carrying amount is considered not recoverable if the sum of the undiscounted cash flows to be generated from the use and eventual disposition of the asset group is less than the carrying amount of the asset group. If the carrying amount exceeds the undiscounted cash flows, then the carrying amount is compared to the fair value and an impairment loss is recorded for the difference between the fair value and the carrying amount. For the three and six months ended June 30, 2022, the Company incurred $1.0 million of impairment charges. No impairment charges were identified for long-lived assets during the three and six months ended June 30, 2021.

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

SGS’s professional services include fixed fee contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Anticipated losses are recognized as soon as they become known. For the three and six months ended June 30, 2022, SGS did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

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

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. In testing for impairment, the Company has the option to first perform a qualitative assessment to determine whether it is more likely than not that an impairment exists. If it is determined that it is not more likely than not that an impairment exists, a quantitative impairment test is not necessary. If the Company concludes otherwise, it is required to perform a quantitative impairment test. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. During the three and six months ended June 30, 2022, the Company recorded impairment of $1.2 million and $2.4 million, respectively. The Company did not incur any impairment losses for the three and six months ended June 30, 2021.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, restricted stock, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and six months ended June 30, 2022, and as a result, all potentially dilutive common shares are considered antidilutive for this period.

The Company includes potentially issuable shares in the Weighted-average common shares – basic that include warrants and other agreements that are exercisable for little or no consideration without substantive contingencies and others once any contingencies relative to the issuance of the shares is resolved.

Computations of basic and diluted weighted average common shares outstanding were as follows for the periods reported:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted-average common shares outstanding	438,012,811	110,063,554	305,731,572	139,087,196
Weighted-average potential common shares considered outstanding	3,000,000	8,004,813	3,000,000	14,009,685
Weighted-average common shares outstanding - basic	441,012,811	118,068,367	308,731,572	153,096,881
Dilutive effect of options, warrants and restricted stock units	-	-	-	-
Weighted-average common shares outstanding - diluted	441,012,811	118,068,367	308,731,572	153,096,881
Options, restricted stock units, and warrants and convertible debt excluded from the computation of diluted loss per share because the effect of inclusion would be anti-dilutive	1,177,949,083	-	141,166,211	-

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

Note 5 — Discontinued Operations

The carrying value of the TTM Digital asset disposal group was $8.3 million as of June 30, 2022, and $10.2 million as of December 31, 2021. For the three and six months ended June 30, 2022, the Company recorded $1.0 million of impairment charges to the assets held for sale, as the carrying value of the assets were less than the estimated fair value less costs to sell. The following table details the assets and liabilities of the Company’s TTM Assets that were classified as assets held for sale and discontinued operations for the periods presented (in thousands):

	June 30,	December 31,
	2022	2021
Mining equipment and facilities, net	$7,812	$9,682
Investment in Style Hunter	500	500

Total Current Assets	$8,312	$10,182

Total Assets associated with discontinued operations	$8,312	$10,182

The following table presents the TTM Digital assets statement of operations line items classified as discontinued operations included within gain (loss) from discontinued operations for the three and six months ended June 30, 2022, and 2021 (in thousands):

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2022	2021	2022	2021
Revenues
Mining income	$1,286	$4,234	$3,268	$6,251
Hosting income	14	-	72	-
Total revenues	1,300	4,234	3,340	6,251

Operating costs and expenses
Mining cost	402	344	928	475
General and administrative	223	1	479	2
Impairment of fixed assets	961	-	961	-
Depreciation	453	1,342	910	1,541
Total operating costs and expenses	2,039	1,687	3,278	2,018

Gain (loss) from Operations	(739)	2,547	62	4,233

Other Income (Expenses)
Interest expense	-	(46)	-	(45)
Loss on disposal of fixed assets	-	-	-	(7)

Income (loss) before taxes and equity method investee	(739)	2,501	62	4,181
Provision for income taxes	-	-	-	-
Income (loss) before equity method investee	(739)	2,501	62	4,181
Share of net loss of equity method investee	-	60	-	56
Net income (loss) from discontinued operations	$(739)	$2,441	$62	$4,125

The following table summarizes the net cash flows from discontinued operations of TTM Digital (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Net cash used in operating activities – discontinued operations	(1,191)	(117)
Net cash provided by investing activities – discontinued operations	-	(103)
Net cash provided by financing activities – discontinued operations	-	-

Note 6 — Intangible Assets

Intangible assets as of June 30, 2022, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade name	$1,060	$(127)	$933
Customer relationships	1,900	(567)	1,333
Total intangible assets	$2,960	$(694)	$2,266

Intangible assets as of December 31, 2021, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade name	$1,060	$(74)	$986
Customer relationships	1,900	(333)	1,567
Total intangible assets	$2,960	$(407)	$2,553

The estimated future amortization expense associated with intangible assets is as follows:

Calendar Years Ending December 31,	Amount
2022	287
2023	573
2024	573
2025	266
Thereafter	567
Total	$2,266

Note 7 — Credit Risk and Concentrations

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

The following table sets forth the percentages of sales derived by the Company from those customers that accounted for at least 10% of sales during the six months ended June 30, 2022, and 2021 (in thousands of dollars):

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	$	%	$	%
Customer A	1,677	20%	1,254	49%
Customer B	5,765	69%	492	19%

The following table sets forth the percentages of sales derived by the Company from those customers that accounted for at least 10% of sales during the three months ended June 30, 2022, and 2021 (in thousands of dollars):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	$	%	$	%
Customer A	507	15%	1,254	49%
Customer B	2,181	65%	492	19%
Customer C	--	--	302	12%

As of June 30, 2022, Customers A and B represented approximately 55% of total accounts receivable. Three other customer represents approximately 45% of total accounts receivable. As of June 30, 2021, Customers A and B represented approximately 56% and 12% of total accounts receivable, respectively.

For the six months ended June 30, 2022, two vendors represented approximately 54% and 34% of total purchases. Purchases from these vendors during the six months ended June 30, 2022, were $8.1 million and $5.1 million, respectively. For the three months ended June 30, 2022, two vendors represented approximately 65% and 20% of total purchases. Purchases from these vendors during the three months ended June 30, 2022, were $1.9 million and $0.6 million, respectively.

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

Geographic and Technology Concentration

The Company had geographic diversity between April 1, 2021, and June 30, 2022, using a colocation datacenter in North Carolina. Subsequent to June 30, 2022, the Company had consolidated its mining operations exclusively in New York. Any legislation that restricts or bans the mining of proof-of-work related digital asset mining in New York State would have a negative impact on the Company’s ability to operate and generate revenues.

Further, the Company had concentrated exposure to the Ethereum blockchain infrastructure through its mining operations during the periods presented. There is a possibility of digital asset mining algorithms transitioning to proof-of-stake validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business and our ability to generate revenues. When and if Ethereum switches to proof-of stake the Company’s GPUs will no longer be able to mine Ethereum. Additionally, on August 5, 2021, the London Hard Fork protocol went into effect which includes changes in Ethereum’s handling of transaction fees. These changes had an impact on the Company’s future potential Ethereum revenue stream due to less Ethereum being distributed per mined block, if not offset by an increase in the value of ETH and/or additional transaction tipping, the process by which a user can pay an additional amount to ensure a transaction is processed very quickly. The Company saw a financial impact during the first half of 2022. While the Company doubled mining capacity in the first half of 2021, the difficulty to mine increased. This resulted in a steady decrease of average mining rewards, along with the market price of Ethereum, particularly during the second half of 2021 and into the first half of 2022.

Note 8 — Short-term debt

Short-term debt as of June 30, 2022, and December 31, 2021, consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Convertible Debentures & Warrants, including interest payable to the Convertible Debenture Holders (A)	$16,303	$19,439
Revolving Credit Facility (B)	900	-
Total Short-Term Debt	$17,203	$19,439

(A) 2021 Convertible Debentures & Warrants

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

Under the conversion terms of the Debentures, the Debenture is convertible, in whole or in part, into shares of Common Stock at the option of the Holder at any time until the Debenture is no longer outstanding. The Holder executes a conversion by delivering to the Company a Notice of Conversion specifying the principal amount to be converted and the date on which the conversion is to be executed. The Conversion Price is set at the lower of (i) $18.00 and (ii) 80% of the average of the VWAP during the 5 Trading Day period immediately prior to the applicable Conversion Date. The number of Conversion Shares to be issued is determined by dividing the outstanding principal amount of the debenture to be converted by the Conversion Price. The Debentures are subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closes a registered public offering of its Common Stock and receives gross proceeds of not less than $40,000,000 and at the completion of which the Company’s securities are traded on a national exchange (“Qualified Offering”). The Company determined that the conversion feature associated with the convertible debentures should be bifurcated and treated as a separate derivative liability. The Company recorded a revaluation loss of approximately $1.9 million and $2.7 million for the three and six months ended June 30, 2022, for the change in the fair value of the conversion option. As of June 30, 2022, the derivative liability associated with the conversion option was $9.2 million. In addition, during the quarter, the Company recognized an extinguishment loss of approximately $0.9 million and $1.4 million for the three and six months ended June 30, 2022, as a result of the conversion of debt of $3.7 million during the period ended June 30, 2022.

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

(B) Revolving Credit Facility

Non-Recourse Factoring and Security Agreement

Effective as June 19, 2020 (the “Effective Date”), the Company and SouthStar Financial, LLC (“SouthStar”) entered into a financing purchase order agreement. Through SouthStar, the Company receives 100% financing on purchase orders with 50% of the purchase order amount paid directly to the vendor/supplier and the remaining balance is paid to the vendor once payment is made on the Company’s customer invoice. Purchase order interest rates charged to the Company is calculated from the date funds are advanced on the purchase order to the date the Company’s customer invoice is verified and funded. The financing fees charged are 0.90% for the first 10-day period and 0.90% every 10-day period thereafter. As of June 30, 2022, the outstanding financing purchase order obligation is $900,000.

Note 9 — Fair Value Measurement

Fair value measurements are determined based on assumptions that a market participant would use in pricing an asset or a liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents the placement in the fair value hierarchy measured at fair value on a recurring basis as of June 30, 2022, and December 31, 2021 (in thousands):

		Fair value measurement at reporting date using
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of June 30, 2022:
Recurring fair value measurements:
Derivative Liabilities:
Conversion feature derivative liability	$9,188	$—	$—	$9,188
Common stock derivative liability	347	—	—	347
Total derivative liabilities	$9,535	$—	$—	$9,535
Total recurring fair value measurements	$9,535	$—	$—	$9,535

As of December 31, 2021
Recurring fair value measurements
Derivative liability:
Conversion feature derivative liability	$8,355	$—	$—	$8,355
Common stock derivative liability	—	—	—	—
Total derivative liabilities	$8,355	$—	$—	$8,355
Total recurring fair value measurements	$8,355	$—	$—	$8,355

The conversion feature of the convertible Debentures was separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs. The Company uses a probability weighted expected return model (“PWERM”) valuation technique to measure the fair value of the conversion feature with any changes in the fair value of the conversion feature liability recorded in earnings. Significant inputs to the model include estimated time to conversion events, estimated interest converted at the event, the implied yield, the discount rate for the conversion, and the probability of the conversion events. For the three and six months ended June 30, 2022, the Company recorded a loss of approximately $1.9 million and $2.7 million for the change in fair value of debt conversion feature.

As discussed in Note 11 – Equity below, the Company exceeded its authorized share limit with respect to potentially issuable shares under the equity contracts described with the Share Derivative Liabilities section. The Company estimates the fair value of the Common stock derivative liability based on the fair value of the potentially issuable shares for the warrants, stock options and RSUs vested but unissued. This liability excludes the fair value of the potentially convertible shares for the convertible Debentures which are accounted for through the carrying value of the debt and the separate conversion feature derivative liability.

The Company recorded the common stock derivative liability at fair value as of June 30, 2022, through a transfer from equity to the common stock derivative liability. Changes in the fair value of the liability in future periods will be included in other income (expense) in the consolidated statements of operations.

The change in Level 3 fair value of the Company’s derivative liabilities is as follows:

	Conversion feature derivative liability	Common stock derivative liability	Total level 3 derivative liability
Balance as of December 31, 2021	$8,355	$-	$8,355

Transferred to equity on debt conversion	(1,873)	(5)	(1,878)
Transferred from equity on recognition of derivative liability	-	314	314
Increase in fair value included in earnings	2,706	38	2,744

Balance as of June 30, 2022	$9,188	$347	$9,535

Note 10 — Digital Assets

The following tables present the roll forward of digital asset activity from continuing and discontinued operations during the periods ended:

	Six months ended June 30,
	2022	2021
Opening Balance	$5,202	$24
Revenue from mining	3,268	6,252
Purchase of mining equipment with digital assets	-	(1,019)
Mining pool operating fees	(33)	(66)
Impairment of digital assets	(2,423)	-
Management fees	-	(322)
Owners’ distributions	-	(1,521)
Proceeds from sale of digital assets	(6,955)	(3,331)
Transaction fees	(112)	-
Realized gain on sale of digital assets	1,271	88
Ending Balance	$218	$105

	Three months ended June 30,
	2022	2021
Opening Balance	$1,237	$14
Revenue from mining	1,286	4,234
Purchases of Mining equipment with digital assets	-	(1,019)
Mining pool operating fees	(13)	(45)
Impairment of digital assets	(1,187)	-
Proceeds from sale of digital assets	(1,246)	(3,080)
Transaction fees	(23)	-
Realized gain on sale of digital assets	164	1
Ending Balance	$218	$105

Note 11 — Equity

As discussed in Note 3 Basis of Presentation the Company completed a reverse merger of Sysorex and TTM Digital with TTM Digital being the accounting acquirer and reporting entity. In a reverse merger, the capital accounts of the reporting entity (TTM Digital) are restated to reflect the legal capital structure of the legal acquirer (Sysorex). As a result, the share data of the reporting entity has been retroactively restated for all periods presented to the equivalent share values of Sysorex for the capital transaction activity of TTM Digital, as if the reverse merger occurred on January 1, 2020. The share data of the reporting entity has been retroactively stated for all periods presented to the equivalent share values of Sysorex. The Company is authorized to issue 499,560,659 shares of common stock, $0.00001 par value, and 10,000,000 shares of preferred stock, $0.00001 par value. The holders of the Company’s common stock are entitled to one vote per share. As of June 30, 2022, 499,560,659 common stock shares were authorized; 494,618,990 shares were issued, and 494,543,611 shares were outstanding. No preferred stock has been designated or issued.

Stock Options

A summary of stock option activity for the six months ended June 30, 2022, is as follows:

	Number of Options (in Shares)	Weighted Average Exercise Price
Outstanding, January 1, 2022	1,656,000	$2.00
Granted	-	$-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, June 30, 2022	1,656,000	$2.00

Exercisable, June 30, 2022	1,656,000	$2.00

Warrants

The following table represents the activity related to the Company’s warrants during the three-month period ended June 30, 2022:

	Number of Warrants (in Shares)	Weighted Average Exercise Price
Outstanding, January 1, 2022	5,926,763	$		*
Granted	-		-
Exercised	(418,931)		-
Outstanding, June 30, 2022	5,507,832		$-

The weighted average contractual term as of June 30, 2022, is 4.1 years.

If at any time after the six month anniversary of the closing date as disclosed in Note 8 Short-term debt, 2021 convertible debenture and warrants, there is no effective registration statement registering the warrant shares granted to the convertible debenture holders and placement agent, then, for each thirty days following the six month anniversary of the their respective closing date or portion of any thirty day period thereafter in which no effective registration statement is available, the amount of warrant shares shall be automatically increased by five percent over the warrant shares available on such dates. As such, the Company is obligated to grant 2,038,254 warrants through June 30, 2022.

*	The exercise price will be determined by a 5-day VWAP price calculation on the exercise date.

Restricted Stock Units

The following table represents the activity related to the Company’s restricted stock awards granted to employees and directors during the six months ended June 30, 2022:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2022	1,000,000	$0.48
Granted	-	-
Vested	700,000	0.40
Unvested, June 30, 2022	300,000	$0.67

The unrecognized stock compensation at June 30, 2022 is $0.05 million.

Share Derivative Liabilities

As the amount of common stock on an as converted basis as of June 30, 2022, exceeded our authorized share amount, the Company’s outstanding warrants, stock options and vested but unissued restricted stock shares (“RSUs”) were reclassified to derivative liabilities in the consolidated financial statements. This results in non-cash gains or losses each period during the term of the warrants, stock options, RSU vesting period and convertible debt. The table below summarizes the reclassified share derivative liabilities as of June 30, 2022 (dollars in thousands):

June 30, 2022
Warrants	$282
Stock options	58
RSUs vested but unissued	7
Total share derivative liability	$347

Note 12 — Commitments and Contingencies

Contractual Commitments

On September 5, 2017, prior to the merger and as a result of a spinoff from Sysorex’s previous parent, a computer hardware supplier threatened legal action against the Company and demanded approximately $1.8 million for payment of unpaid invoices. On or about January 29, 2018, the parties executed a settlement agreement resolving the matter. No court action was filed. The liability of approximately $0.6 million has been accrued and includes interest $0.1 million calculated based on a default rate, which is included as a component of accounts payable and accrued liabilities as of June 30, 2022, in the unaudited condensed consolidated balance sheets.

On January 22, 2018, a software vendor filed a motion for entry of default judgment (the “Motion”) against SGS in the Circuit Court of Fairfax County, Virginia. The Motion alleges that SGS failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000 plus $20,000 in legal fees. On August 10, 2018, the Company and vendor entered into a settlement agreement and the Company is repaying the debt in monthly installments. The liability of approximately $0.2 million has been accrued and includes interest $0.08 million calculated based on a default rate and is included as a component of accounts payable and accrued liabilities as of June 30, 2022, in the unaudited condensed consolidated balance sheets.

The Company entered into a Registration Rights Agreement (the “RRA”) dated April 13, 2021. The Company had ninety (90) calendar days following the closing date of its Merger with TTM Digital Assets & Technologies, Inc. on April 14, 2021, to file an initial registration statement covering the Shares. The ninety (90) calendar day filing date was July 13, 2021 (“Filing Deadline”). The Company did not fulfil its obligation to file a registration statement covering the Shares by July 13, 2021, nor any date and therefore has accounted for an accrued liability in the amount of $0.2 million recorded in the unaudited condensed consolidated balance sheets – accrued liabilities for the year ended June 30, 2022. The RRA terminated as of October 14, 2021, by its own terms.

The Company entered into a Promissory Judgment Note dated as of August 15, 2018 (the “Note”), with Tech Data Corporation (“Tech Data”), pursuant to which the Company promised to pay the principal sum of $6,849,423.42 to Tech Data. The Note provides that interest shall accrue on the balance of the Note at the rate of 18% per annum. Due to miscommunication with Tech Data, the Company inadvertently failed to pay, when due, some of the installment payments in the aggregate principal amount of $3,341,801.80, as set forth in the Note and has defaulted under the Note.

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

On June 3, 2022, the Company became aware that a Complaint had been entered against the Company in the United States District Court Southern District of New York by ProActive Capital Partners, L.P, a convertible debenture holder. The Complaint is entered for injunctive relief to honor is stock conversion, recover damages, and receive payments due under the Debenture agreement. The convertible debenture principal and interest of $0.2 million is recorded in the unaudited condensed consolidated balance sheets – accrued liabilities for the period ended June 30, 2022. The notice of conversion to convert its convertible debt to shares of the Company’s stock will be honored upon issuance of the Company’s increase in authorized shares.

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

As of June 30, 2022, future minimum operating leases commitments are as follows:

Calendar Years Ending December 31,	Amount
2022	$105
2023	214
2024	219
2025	92
Total future lease payments	630
Less: interest expense at incremental borrowing rate	(64)
Net present value of lease liabilities	$566

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	2.92 years
Weighted average discount rate used to determine present value of operating lease liability:	8%

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

Note 13 — Related Party Transactions

Effective April 1, 2021, the Company entered a variety of contracts with CoreWeave, Inc. (“CoreWeave”).

Hosting Facilities Services Order

The Hosting Facility Services Order (the “Hosting Contract”) provided for the provision of hosting facility space and services by CoreWeave. The services are paid for in advance of the service month and the initial term of the hosting services is through June 30, 2022, and renews automatically for successive one year renewal terms unless either party terminates within sixty (60) days of the expiration of the then current term. At the signing of the Hosting Contract an estimated 382 data mining rigs were covered at an estimated monthly cost of approximately $21,556 ($260,000 per year). For the three and six months ended June 30, 2022, the Company recorded $64,667 and $129,334 in mining costs within discontinued operations on the statement of operations. The Company terminated the Hosting Facilities Services Order effective June 30,2022.

Services Agreement

The initial term of the Services Agreement runs from April 1, 2021, through December 31, 2022, and automatically renews thereafter for successive one (1)-year terms unless either party provides written notice to the other of nonrenewal within sixty (60) days of the expiration of the then current Term. The initiation of the Services Agreement required a one-time payment of $100,000. The monthly base management fee was set to $20.00 per GPU-based Mining System (approximately $20,000 per month), and $6.50 per ASIC-based Mining System. Base management fees are paid in arrears and due within fifteen (15) days of invoice receipt. If, during any calendar month of the Term, CoreWeave operates on average, more than 1,500 Mining Systems on behalf of the Company, the Base Management Fee with respect to the excess Mining Systems above 1,500 is discounted by 40%. For the three and six months ended June 30, 2022, the Company recorded $71,820 and $143,640 in mining costs within discontinued operations on the condensed statement of operations. The Company terminated the Service agreement effective June 30,2022.

Bespoke Growth Partners, Inc. (“Bespoke”)

Effective as of April 15, 2021, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company agreed to total compensation for services of $975,000 which of which $775,000 was paid during the year ended December 31, 2021. The Company made an additional payment in accordance with the agreement of $200,000 in January 2022. The Company recognized an additional $167,000 amount of expense during the six months ended June 30, 2022, which is recorded as consultant fees in general and administrative operating costs in the condensed consolidated statement of operations. As of June 30, 2022, the Bespoke consulting agreement has expired.

Effective as of January 13, 2022, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company is to pay Bespoke a gross advisory fee of $975,000 for identifying the Ostendo acquisition and services related to the Company. On March 23, 2022, the Company paid off the balance owed for this service. The Company expensed the advisory fee during the six months ended June 30, 2022, which is recorded as consultant fees in general and administrative in the condensed consolidated statement of operations.

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

One Percent Investments, Inc.

On June 21, 2022, the Company executed a four (4) month business advisory services agreement with One Percent Investments, Inc. The services to be provided include potential future merger and/or acquisition activities, strategic alliances, joint ventures, and advisory services in connection with the Company’s desire to up-list to a national stock exchange. As a compensation for the performance of services, the Company paid $125,000 for the respective service period. Additional compensation in the amount of $500,000 will be rendered in connection with the up-listing process The Company recognized $9,375 of expense during the three and six months ended June 30, 2022, which is recorded as consultant fees in general and administrative operating costs in the condensed consolidated statement of operations, and $115,625 of prepaid expense in current assets in the condensed consolidated balance sheets.

Note 14 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of June 30, 2022, and December 31, 2021:

	June 30, 2022	December 31, 2021
Consultants	$116	$565
Rent	-	17
Vendor Payments	133	-
Insurance	44	162
License and Maintenance Contracts	590	658
Other	1	-
	$884	$1,402

Note 15 — Subsequent Events

On August 10, 2022, the Company entered into Amendment No. 2 (“Amendment No. 2”) to Employment Agreement, by and between the Company and Vincent Loiacono, the Company’s Chief Financial Officer. Pursuant to the terms of Amendment No. 2, the parties amended the termination provisions of the original employment agreement, as amended. Amendment No. 2 provides that the Company, in its sole discretion, may terminate Mr. Loiacono’s employment for any reason without Just Cause (as defined in the employment agreement, as amended) at any time. If (a) the Company terminates Mr. Loiacono’s employment without Just Cause, or (b) within 24 months following a change of control, Mr. Loiacono resigns as a result of and upon a material diminution of his duties, responsibilities, authority, and position, or a material reduction of his compensation and benefits, or if he ceases to hold the position of Chief Financial Officer after a change of control, the Company will, among other things: (l) continue to pay Mr. Loiacono’s base salary for one month for every two months of employment after the effective date up to a maximum of 12 months (as opposed to six months under the original agreement, as amended); and (2) within 45 days of termination or resignation, pay to Mr. Loiacono 100% of the value of any accrued but unpaid bonus. Except as set forth in Amendment No. 2, the original employment agreement, as amended, remains in full force and effect.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2021 and 2021 included in Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on May 23, 2022 (the “10-K Amendment”), and Amendment No. 2 on Form 10-K filed on June 1, 2022. In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors” in the 10-K Amendment, as the same may be updated from time to time.

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

As discussed in the Heads of Terms agreement below, the Company is in discussion with a third party to sell TTM Digital’s assets.

The Company made the decision to divest its mining equipment and the data center of the TTM Digital and commenced discussions with a third party to execute an asset sale. On March 24, 2022, the Company executed Heads of Terms (“Heads of Terms”) with Ostendo Technologies, Inc. (“Ostendo”) which includes certain binding and non-binding provisions. Pursuant to the agreement, the Company and Ostendo agreed to certain terms related to the Company’s sale of its Ethereum mining assets and certain associated real property. The Assets to be sold will not include the Company’s Ether funds generated prior to and held at Closing. The definitive terms of the sale of assets will be set forth in definitive transaction agreements (the “Definitive Documentation”) to be executed by the parties. The closing of the TTM Digital Asset sale will be subject to the satisfaction or waiver of customary closing conditions.

The parties have extended the closing of the transaction to July 31, 2022. As of August 15, 2022, the parties have not yet entered into Definitive Documentation, and have not amended the Heads of Terms, as amended, to extend the closing date; however, the parties continue to negotiate toward completion of Definitive Documentation.

Known Trends or Uncertainties

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

TTM Digital, as noted above and disclosed in Note 1 – Nature and description of the Business, Heads of Terms agreement, has made the decision to divest its mining equipment and the data center of the TTM Digital reporting unit and commenced discussions with a third party to execute an asset sale. However, shall a sale not be consummated, to successfully continue in the industry, our business model may need to evolve to reflect the trends of the industry. Over time, we may be required to modify aspects of our business model relating to our strategy. We cannot offer any assurance that we will be successful or that the future industry or business operation changes will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Management cannot provide any assurances that we will identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities to current or future competitors. As anticipated, any such circumstances could have a material adverse effect on our business, prospects, or operations

Three Months Ended June 30, 2022, Compared to Three Months Ended June 30, 2021

Summary of TTM Mining Result

The following table present the roll forward of digital asset activity from continuing and discontinued operations during the respective periods:

	Three months ended June 30,
	2022	2021
Opening Balance	$1,237	$14
Revenue from mining	1,286	4,234
Purchases of Mining equipment with digital assets	-	(1,019)
Mining pool operating fees	(13)	(45)
Impairment of digital assets	(1,187)	-
Transaction fees	(23)	-
Proceeds from sale of digital assets	(1,246)	(3,080)
Realized gain on sale of digital assets	164	1
Ending Balance	$218	$105

Discussion of Results of Operations of TTM Digital for the Three Months Ended June 30, 2022, and 2021

The activities for TTM revenues and costs for the three months ended June 30, 2022, represent discontinued operations. As noted above and disclosed in Note 5 to the financial statements, the Company continues to negotiate the closing of the Heads of Terms agreement.

Revenues from mining are impacted significantly by volatility in cryptocurrency prices and network difficulty. The average price of Ethereum mined during the three months ended June 30, 2022, was approximately $2,131 compared to approximately $2,596 during the three months ended June 30, 2021. Network difficulty was also significantly higher in 2022, resulting in lower total rewards from mining. Total Ethereum mined during the three months ended June 30, 2022, was approximately 561 ETH vs approximately 1,600 ETH during the three months ended June 30, 2021.

The estimated transition to proof of stake (“POS”) is currently September 19, 2022, and this date is subject to change based on voting in Ethereum Core Development meetings. Transition to proof of stake will have a direct negative impact on the company’s ability to generate revenue if the Heads of Terms agreement is not closed prior to POS.

Discussion of Results of Operations of SGS for the Three Months Ended June 30, 2022, and 2021

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

SGS revenues for the three months ended June 30, 2022, and 2021, was approximately $3.5 million and 2.0 million. This includes approximately 80% of sales coming from the Company’s top two customers. SGS product and service costs for the three months ended June 30, 2022, and 2021, was approximately $3.2 million. This includes approximately 85% of product costs from the Company’s top two vendors.

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

SGS also reported for the three months ended June 30, 2022, and 2021, $0.3 million and in sales and marketing costs, $1.6 million in general and administrative costs, $0.1 million in amortization costs, resulting in a loss from operations of approximately $1.7 million. The Company continues to search for paths to drive costs down and increase its cash position.

Six Months Ended June 30, 2022, Compared to Six Months Ended June 30, 2021

Summary of TTM Mining Result

The following tables present the roll forward of digital asset activity from continuing and discontinuing operations during the periods ended:

	Six months ended June 30,
	2022	2021
Opening Balance	$5,202	$24
Revenue from mining	3,268	6,252
Purchase of mining equipment with digital assets	-	(1,019)
Mining pool operating fees	(33)	(66)
Impairment of digital assets	(2,423)
Management fees	-	(322)
Owners’ distributions	-	(1,521)
Transaction fees	(112)	-
Proceeds from sale of digital assets	(6,955)	(3,331)
Realized gain on sale of digital assets	1,271	88
Ending Balance	$218	$105

Discussion of Results of Operations of TTM Digital for the Six Months Ended June 30, 2022, and 2021

The activities for TTM revenues and costs for the six months ended June 30, 2022, represent discontinued operations. As noted above and disclosed in Note 5 to the financial statements, the Company continues to negotiate the closing of the Heads of Terms agreement.

As disclosed in the notes to the financial statements, revenues from mining are impacted significantly by volatility in cryptocurrency prices and network difficulty. The average price of Ethereum mined during the six months ended June 30, 2022, was approximately $2,564 compared to approximately $2,071 during the six months ended June 30, 2021. While the average price of Ethereum during the six months ended June 30, 2022, was higher than the six months ended June 30, 2021, network difficulty was also significantly higher in 2022, resulting in lower total rewards from mining. Total Ethereum mined during the six months ended June 30, 2022, was approximately 1,235 ETH compared to approximately 2,917 ETH during the six months ended June 30, 2021.

The estimated transition to proof of stake (“POS”) is currently September 19, 2022, and this date is subject to change based on voting in Ethereum Core Development meetings. Transition to proof of stake will have a direct negative impact on the company’s ability to generate revenue if the Heads of Terms agreement is not closed prior to POS.

Discussion of Results of Operations of SGS for the Six Months Ended June 30, 2022, and 2021

SGS revenues for the six months ended June 30, 2022, and 2021, was approximately $8.6 million and $2.0 million. SGS revenues resulted from product sales to U.S. governmental agencies and local county governments. This includes approximately 95% of sales coming from the Company’s top two customers in 2022. As disclosed in the notes to the financial statements, Note 3 - Basis of Presentation, the acquisition/merger was effective April, 2021 which resulted in SGS’s reporting period of April 15, 2021 through June 30, 2021. As a result, the six months ended June 30, 2021, is not comparable in total months of operation to the six months ended June 30, 2022.

Product, and service costs for the six months ended June 30, 2022, of approximately $5.5 million included a gain on a vendor liability settlement of $1.5 million. Without this gain, product and service costs would approximate $7.1 million. The margin effect on the revenue and costs as presented is approximately 32%, however without the one-time settlement gain of $1.5 million, the margin is approximately 14%.

Selling, general, and administrative expenses (“SG&A”) for the six months ended June 30, 2022, was $3.1 million, which were associated with compensation and payroll tax costs, and professional fees related the Heads of Terms investment and sale of TTM assets and ongoing advisory services.

Other income and expense for the six months ended June 30, 2022, was approximately $4.6 million which included interest incurred on the Company’s convertible debt of approximately of $1.7 million, a loss on extinguishment of debt of $1.4 million, a realized gain on sale of digital assets $1.2 million and a conversion feature derivative liability valuation of $2.7 million. Other income and expenses for the six months ended June 30,2021 was approximately $24.0 million. SGS recorded approximately $22.0 million in merger charges and $2.0 million in debt restructuring fees for the period six months ended June 30, 2021, related to the acquisition as disclosed in Note 2 Basis of Presentation to the financial statements.

Liquidity and Capital Resources as of June 30, 2022

Going Concern

As of June 30, 2022, the Company had an approximate cash balance of $0.4 million, working capital deficit of approximately $21.7 million, and an accumulated deficit of approximately $59.3 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of June 30, 2022, its ability to settle convertible debt obligations through issuance of the Company’s shares, availability on the SouthStar facility to finance purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the next twelve months. As a result, the Company will need additional funds to support its obligations. The Company continues to explore a number of other possible solutions to its financing needs, including efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition. The Company will utilize its current contracts that are not limited to a single branch of government or a specific agency. These contracts can provide the Company an opportunity to attain new solutions and service type orders. The Company will also utilize SGS’s small business status to partner with prime contractors on larger orders. The Company currently has utilized SouthStar to finance purchase orders and it also has the ability to factor its receivables if needed to fund operations. In addition, the Company will need to increase its authorized common stock to settle convertible debt conversions.

If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, or is unable to attain new vendors, the Company will be required to downsize or wind down its operations through liquidation, bankruptcy, or sale of its assets. In addition, until the sale of the TTM Assets is consummated, the Company will be subject to changes in the Ethereum Network. The Ethereum network is in the process of implementing software upgrades and other changes to its protocol, which are intended to be a new iteration of the Ethereum network that changes its consensus mechanism from “proof of work” to “proof of stake”, which may decrease the reliance on computing power as an advantage to validating blocks. The move to a proof of stake mechanism will shift the network from mining utilizing computing power to staking, in which Ethereum holders can deposit their Ethereum in exchange for rewards. The switch to a proof of stake model would adversely affect the Company’s operations and ability to sustain operations. In addition, as of June 30, 2022, the Company has been reliant on its ability to liquidate Ethereum to continue to fund operations when needed, and as such, the Company does not currently have enough Ethereum on hand to fund operations through the next twelve months.

Our capital resources and operating results as of and through June 30, 2022, consist of the:

1) An overall working capital deficit of $21.7 million,

2) Cash and cash equivalents of $0.4 million,

3) Net cash used in operating activities of $5.6 million,

4) Net cash provided by investing activities of $5.4 million.

Liquidity and Capital Resources as of June 30, 2022, Compared to June 30, 2021

The Company’s net cash flow used in operating, investing and financing activities for the six months ended June 30, 2022, and 2021 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
(Thousands, except per share data)	2022	2021
Net cash used in operating activities	$(5,642)	$(1,129)
Net cash provided by investing activities	5,355	3,256
Net cash used in financing activities	-	(2,095)

Net (decrease) increase in cash	$(287)	$32

	June 30, 2022	December 31, 2021

Cash	$372	$659
Working capital (deficit)	$(21,714)	$(17,413)

Operating Activities:

Net cash used in operating activities during the six months ended June 30, 2022, and 2021, was $(5.6) million and $(1.1) million, respectively. Net cash used in operating activities during the six months ended June 30, 2022, consisted of the following (in thousands):

Net loss	$(10,092)
Non-cash income and expenses	4,529
Net change in operating assets and liabilities	(79)
Net cash used in operating activities	$(5,642)

The non-cash income and expenses of $4,529, consisted of (in thousands):

$288	Depreciation and amortization
83	Amortization of right of use asset
1,444	Loss on extinguishment of debt
(1,533)	Gain on settlement of vendor liabilities
(1,271)	Realized gain on sale of digital assets
2,423	Impairment of digital assets
2,706	Change in fair value of debt conversion feature
38	Change in fair value of share derivative liability
111	Stock-based compensation
240	Issuance of shares in exchange for services
$4,529	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities totaled ($79) and consisted of the following (in thousands):

$818	Decrease in accounts receivable and other receivables
546	Prepaid assets and other current assets
(1,094)	Decrease in accounts payable
834	Increase in accrued liabilities and other payables
8	Operating lease liability
(1,191)	Operating cash flows – discontinued operations
$(79)	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash provided by investing activities during the six months ended June 30, 2022, was approximately $5.4 million, primarily driven from proceeds from the sale of digital assets of $7 million, offset by Pre–funded right in Ostendo of $1.6 million. Net cash provided by financing activities for the six months ended June 30, 2021, was approximately $3.3 million, also driven from the proceeds from the sale of digital assets.

Financing Activities:

The company did not incur financing activities for the six months ended June 30, 2022. Net cash used in financing activities during the six months ended June 30, 2021, was approximately $2.1 million, primarily from the repayment of loans and offset by the payment of a subscription receivable.

Critical Accounting Policies and Estimates

We consider certain accounting policies related to Digital Assets, Impairment of Long-Lived Assets, Revenue Recognition, Derivative Liabilities, and Convertible debt to be critical accounting policies that require the use of significant judgements and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, with assistance from other members of management. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of June 30, 2022, and based on this evaluation, our principal executive officer and principal financial officer concluded the disclosure controls and procedures were not effective as of that date due to the same material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 14, 2022 (the “Original 10-K”), as amended by Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on May 23, 2022 (the “Amendment”), and Amendment No. 2 on Form 10-K filed on June 1, 2022.

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

Changes in Internal Control over Financial Reporting

The Company’s restated its audited consolidated financial statements and notes for the years ended December 31, 2021, and 2020 included in Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2022. The restatement on our financial statements, and the material weaknesses identified in our internal control over financial reporting identify that our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the six months ended June 30, 2022, have not been effective. Following the closing of the Merger, our management is still in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration. Except for any changes relating to this integration, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On June 3, 2022, the Company became aware that a Complaint had been entered against the Company in the United States District Court Southern District of New York by ProActive Capital Partners, L.P, a convertible debenture holder. The Complaint is entered for injunctive relief to honor is stock conversion, recover damages, and receive payments due under the Debenture agreement. The convertible debenture principal and interest of $0.2 million is recorded in the unaudited condensed consolidated balance sheets – accrued liabilities for the period ended June 30, 2022. The notice of conversion to convert its convertible debt to shares of the Company’s stock will be honored upon issuance of the Company’s increase in authorized shares.

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

Our Articles of Incorporation, as amended, provide for 499,560,659 authorized shares of our common stock. As of August 14, 2022, we have 494,543,611 shares of common stock issued and outstanding. As of May 23, 2022, holders of our convertible debentures have delivered notices of conversion covering an aggregate of 329,723,023 shares of common stock. If we issued the shares that are subject to the notices of conversion that have been delivered, it would result in us issuing more shares than what we have authorized. Accordingly, in order to meet all of such obligations, we will need to amend our Articles of Incorporation, as amended, to increase the authorized shares of our common stock. We can give no assurance that we will obtain the requisite affirmative vote of our shareholders to so amend our Articles of Incorporation, as amended, which could materially adversely affect our financial condition and the market for our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

See Note 8, Short-term debt—(A) 2021 Convertible Debentures & Warrants—Debenture Default, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

On August 10, 2022, the Company entered into Amendment No. 2 (“Amendment No. 2”) to Employment Agreement, by and between the Company and Vincent Loiacono, the Company’s Chief Financial Officer. Pursuant to the terms of Amendment No. 2, the parties amended the termination provisions of the original employment agreement, as amended. Amendment No. 2 provides that the Company, in its sole discretion, may terminate Mr. Loiacono’s employment for any reason without Just Cause (as defined in the employment agreement, as amended) at any time. If (a) the Company terminates Mr. Loiacono’s employment without Just Cause, or (b) within 24 months following a change of control, Mr. Loiacono resigns as a result of and upon a material diminution of his duties, responsibilities, authority, and position, or a material reduction of his compensation and benefits, or if he ceases to hold the position of Chief Financial Officer after a change of control, the Company will, among other things: (l) continue to pay Mr. Loiacono’s base salary for one month for every two months of employment after the effective date up to a maximum of 12 months (as opposed to six months under the original agreement, as amended); and (2) within 45 days of termination or resignation, pay to Mr. Loiacono 100% of the value of any accrued but unpaid bonus. Except as set forth in Amendment No. 2, the original employment agreement, as amended, remains in full force and effect.

The foregoing description of Amendment No. 2 does not purport to be complete and is qualified in its entirety by reference to Amendment No. 2, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and which is incorporated herein by reference.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1†	Amendment No. 2, dated as of August 10, 2022, to Employment Agreement by and between Sysorex, Inc. and Vincent Loiacono					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	Inline XBRL Instance Document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

†	Management contract or compensatory plan or arrangement.
#	This exhibit is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 15, 2022	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)