Form 10-Q
period 2022-09-30
Sysorex, Inc.
filed 2022-11-14
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 2,484,426,501 shares of the Registrant’s Common Stock, $0.00001 par value per share outstanding.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

The results for the period ended September 30, 2022, are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2021, and 2020 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022, as amended by Amendment No. 1 on Form 10-K filed on May 23, 2022, to restate the Company’s previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2021, as well as to provide restated interim financial information as of September 30, 2021 and for the three and nine months then ended, and Amendment No. 2 on Form 10-K filed on June 1, 2022.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands of dollars, except number of shares and par value data)

	September 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$141	$659
Digital assets, net	87	5,202
Accounts receivable, net	924	3,023
Prepaid expenses and other current assets	627	1,402
Assets held for sale	7,006	10,182
Total Current Assets	8,785	20,468

Intangible assets, net	2,123	2,553
Goodwill	1,634	1,634
Pre-funded right- in Ostendo	1,600	-
Operating lease right-of-use asset, net	439	558
Other assets	39	69
Total Assets	$14,620	$25,282

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	3,806	6,724
Accrued liabilities	1,897	2,382
Short-term debt	15,985	19,439
Conversion feature derivative liability	7,531	8,355
Operating lease obligation, current	212	49
Common stock derivative liability	45	-
Deferred revenue	918	932
Total Current Liabilities	30,394	37,881

Operating lease obligation - noncurrent	311	509

Total Liabilities	30,705	38,390

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 3,000,000,000 shares authorized; 736,609,855 shares issued as of September 30, 2022, and 145,713,591 shares issued as of December 31, 2021, 736,534,476 shares outstanding as of September 30, 2022, and 145,638,212 shares outstanding as of December 31, 2021	6	1
Treasury stock, at cost, 75,379 shares as of September 30, 2022, and as of December 31, 2021	-	-
Additional paid-in-capital	44,275	36,156
Accumulated Deficit	(60,366)	(49,265)
Total Stockholders’ Deficit	(16,085)	(13,108)
Total Liabilities and Stockholders’ Deficit	$14,620	$25,282

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Product revenue	$2,559	$1,232	$9,977	$2,831
Services revenue	900	634	2,055	1,047
Total Revenues	3,459	1,866	12,032	3,878

Operating costs and expenses
Product cost	2,302	1,141	7,006	2,532
Services cost	655	364	1,408	606
Sales and marketing	267	320	928	619
General and administrative	1,373	3,347	6,559	7,711
Impairment of digital assets	71	325	2,494	325
Management fees	-	-	-	322
Depreciation	-	-	-	3
Amortization of intangibles	144	143	430	264
Total Operating Costs and Expenses	4,812	5,640	18,825	12,382

Loss from Operations	(1,353)	(3,774)	(6,793)	(8,504)

Other Income (Expenses)
Merger charges	-	--		(22,004)
Debt Restructuring fee	-	--		(2,000)
Interest expense	(717)	(1,297)	(2,455)	(1,280)
Realized gain on sale of digital assets	227	3	1,498	91
Revaluation of conversion feature derivative liability	1,147	(814)	(1,559)	(814)
Gain (loss) on extinguishment of debt	436	-	(1,008)	-
Change in fair value of shares issued	301	-	263	-
Other income, net	17	39	20	11

Total Other (Expense) Income	1,411	(2,069)	(3,241)	(25,996)

Income (loss) from continuing operations before income taxes	58	(5,843)	(10,034)	(34,500)

Income tax benefit	-	-	-	-

Income (loss) from continuing operations	58	(5,843)	(10,034)	(34,500)

Income (loss) from discontinued operations	(1,129)	1,143	(1,067)	5,268
Net Loss	$(1,071)	$(4,700)	$(11,101)	$(29,232)
Net income (loss) per share - basic and diluted – continuing operations	$0.0001	$(0.037)	$(0.031)	$(0.262)
Net income per share – basic and diluted – discontinued operations	$(0.002)	$0.007	$(0.003)	$0.040
Weighted Average Shares Outstanding - basic and diluted	500,173,946	159,448,204	318,558,213	131,863,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Nine Months Ended September 30, 2022, and 2021

(In thousands of dollars, except share data)

(Unaudited)

					Additional
	Common Stock		Treasury Stock		Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Total
Balance – December 31, 2020	66,431,920	$-	-	$-	$2,060	$(100)	$(135)	$1,825

Distributions to shareholders	-	-	-	-	(1,521)	-	-	(1,521)

Payments of subscription receivables	-	-	-	-	-	100	-	100

Exercise of Moon warrants	14,607,980	-	-	-	-	-	-	-

Net Income	-	-	-	-	-	-	1,210	1,210
Balance – March 31, 2021	81,039,900	-	-	-	539	-	1,075	1,614

Shares issued for:
Mining equipment	35,588,548	-	-	-	12,000		-	12,000
Sysorex recapitalization	25,985,633	-	-	-	19,401	-	-	19,401
TTM digital/Sysorex merger	494,311	1	75,379	-	280	-	-	281
Professional services	404,820	-	-	-	1,883	-	-	1,883
Net Loss	-	-	-	-	-	-	(25,743)	(25,743)
Balance – June 30, 2021	143,513,212	$1	75,379	$-	$34,103	-	$(24,668)	$9,436
Shares issued for:
Convertible debt warrants	-	-	-	-	810	-	-	810
Stock based compensation	-	-	-	-	28	-	-	28
Shares issued for services	1,025,000	-	-	-	494	-	-	494
Net Loss	-	-	-	-	-	-	(4,700)	(4,700)
Balance – September 30, 2021	144,538,212	$1	75,379	$-	$35,435	-	$(29,368)	$6,068

Balance – December 31, 2021	145,638,212	$1	75,379	$-	$36,156	-	$(49,265)	$(13,108)
Convertible debt conversions	72,717,883	-	-	-	2,909	-	-	2,909
Reclassification of equity contracts to liabilities	-	-	-	-	(314)	-	-	(314)
Professional services	6,000,000	-	-	-	240	-	-	240
Exercise of Pre-funded warrants	12,361,622	-	-	-	-	-	-	-
Cashless exercise of warrants	220,754	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	111	-	-	111
Vesting of restricted stock	500,000	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	(3,033)	(3,033)
Balance – March 31, 2022	237,438,471	1	75,379	-	39,102	-	(52,298)	(13,195)
Convertible debt conversions	257,005,140	3	-	-	4,130	-	-	4,133
Issuance of restricted stock	100,000	-	-	-	5	-	-	5
Net Loss	-	-	-	-	-	-	(6,997)	(6,997)
Balance – June 30, 2022	494,543,611	$4	75,379	$-	$43,237	-	$(59,295)	$(16,054)
Convertible debt conversions	241,990,865	2	-	-	1,038	-	-	1,040
Net Loss	-	-	-	-	-	-	(1,071)	(1,071)
Balance – September 30, 2022	736,534,476	$6	75,379	$-	$44,275	-	$(60,366)	$(16,085)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss from continuing operations	$(10,034)	$(34,500)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	430	264
Stock-based compensation expense	111	28
Amortization of right of use asset	119	-
Amortization of debt discount and debt issuance costs	-	1,055
Realized gain on sale of digital assets	(1,498)	(91)
Loss on extinguishment of debt	1,008	-
Change in fair value of debt conversion feature	1,559	814
Gain on settlement of vendor liabilities	(1,533)	(38)
Impairment of digital assets	2,494	325
Issuance of shares in exchange for services	240	2,377
Merger charges	-	22,004
Debt restructuring expense	-	2,000
Change in fair value of share derivative liability	(263)	(9)
Changes in assets and liabilities:
Prepaid assets and other current assets	805	(72)
Accounts receivable and other receivables	2,099	4,010
Accounts payable	(1,385)	(3,908)
Accrued liabilities and other current liabilities	737	442
Operating lease liability	(35)	-
Net cash used in operating activities – continuing operations	(5,146)	(5,299)
Net cash used in provided by operating activities – discontinued operations	(1,795)	(500)
Net cash used in operating activities	$(6,941)	$(5,799)
Cash Flows from Investing Activities
Proceeds from sale of digital assets	$8,023	$3,670
Reverse acquisition of Sysorex business	-	28
Pre-funded right in Ostendo	(1,600)	-
Net cash provided by investing activities -continuing operations	6,423	3,698
Net cash used in investing activities – discontinued operations	-	(603)
Net cash provided by investing activities	$6,423	$3,095
Cash Flows from Financing Activities
Repayment of loans	$-	$(3,346)
Proceeds received for convertible debt	-	12,415
Issuance of members’ interests	-	100
Cash paid for convertible debt transaction costs	-	(1,261)
Net cash provided by financing activities- continuing operations	$-	$7,908
Net cash used in financing activities – discontinued operations	-	(1,003)
Net cash provided by financing activities	$-	$6,905
Net (decrease) in cash and cash equivalents	(518)	4,201
Cash and cash equivalents at beginning of period	659	67
Cash and cash equivalents at end of period	$141	$4,268
Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,009	$89
Income taxes	-	-
Supplemental disclosure of noncash investing and financing activities:
Conversion of debt to equity	$8,082	$-
Equipment exchanged for equity	-	7,620
Equipment acquired through lease purchase agreement	-	2,130
Debt discount attributed to the fair value of warrants	-	810
Debt discount attributed to the fair value of the conversion option	-	2,077
Settlement of loan with mining equipment	-	1,091
Sysorex recapitalization	-	19,401
Distributions of digital assets to members	-	1,521
Reclassification of equity contracts to liabilities	314	-
Settlement of share derivative liability	5	-

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

In addition to SGS, the Company has another wholly owned subsidiary, TTM Digital Assets & Technologies, Inc. (“TTM Digital”). TTM Digital is a digital asset technology and mining company that owns and operates specialized cryptocurrency mining processors and was previously focused on the Ethereum blockchain ecosystem. As of September 15, 2022, Ethereum switched from a Proof of Work model to Proof of Stake model. TTM Digital is currently exploring alternative uses and sales opportunities for its Graphics Processing Unit (GPU) assets and datacenter located in Lockport, NY. As discussed in the Heads of Terms agreement below, the Company had been in discussion with a third party to sell its mining assets and certain associated real property (“Assets”).

Increase in Authorized Shares

On September 22, 2022, the Company’s stockholders voted to approve an amendment to the Articles of Incorporation to increase the total number of authorized shares of the Company’s capital stock from 510,000,000 shares, par value $0.00001 per share, to 3,010,000,000 shares, of which 3,000,000,000 shares will be designated as common stock and 10,000,000 shares will be designated as preferred stock.

In addition, the Company’s stockholders also voted to approve an amendment to the Articles of Incorporation to effect a reverse stock split of the Company’s outstanding shares of common stock, par value $0.00001 per share, at a ratio of no less than 1-for-500 and no more than 1-for-1,000, with such ratio to be determined at the sole discretion of the Board of Directors, with any fractional shares being rounded up to the next higher whole share.

Heads of Terms Agreement

On March 24, 2022, the Company executed Heads of Terms (“Heads of Terms”) with Ostendo Technologies, Inc. (“Ostendo”) which included certain binding and non-binding provisions. Pursuant to the Heads of Terms, the Company and Ostendo agreed to certain terms related to the Company’s sale of its Ethereum mining assets and certain associated real property (“Assets”) to Ostendo for Ostendo preferred stock. The parties agreed that the Assets to be sold would not include the Company’s Ether funds generated prior to and held at Closing. The definitive terms of the sale of Assets were to be set forth in definitive transaction agreements to be executed by the parties. Additionally, pursuant to the Heads of Terms, the Company has agreed to make a non-refundable deposit of $1,600,000 (“Deposit”) to be credited toward the purchase of an additional 166,667 shares of Ostendo’s preferred stock.

Subsequent to September 30, 2022, the Company has in good faith worked with Ostendo to ensure all closing terms and closing conditions were mutually agreed upon, however, the parties have not entered into definitive transaction agreements and accordingly, it was determined in November of 2022 that the transaction will not proceed. In November 2022, the Company requested that Ostendo issue, pursuant to the Heads of Terms, shares equal to the initial deposit made by the Company of $1,600,000.

Note 2 — Going Concern

As of September 30, 2022, the Company had an approximate cash balance of $0.1 million, a working capital deficit of approximately $21.6 million, and an accumulated deficit of approximately $60.4 million. On October 18, 2022, the Company completed a $500,000 private placement. However, in light of the Company’s private placement, the aforementioned factors continue to raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of September 30, 2022, its ability to settle convertible debt obligations through issuance of the Company’s shares, availability on the SouthStar facility to finance purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the next twelve months. As a result, the Company will need additional funds to support its obligations. On September 22, 2022, the shareholders of the Company approved the authorization of 3 billion shares of common stock. Subsequently, the Company’s outstanding shares have been issued and reserved. As disclosed in Note 15, subsequent events, reverse stock split, the Company’s intent is to issue additional shares in the near future.

The Company continues to explore a number of other possible solutions to its financing needs, including efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition. The Company will utilize its current contracts that are not limited to a single branch of government or a specific agency. These contracts can provide the Company an opportunity to attain new solutions and service type orders. The Company will also utilize SGS’s small business status to partner with prime contractors on larger orders. The Company currently has utilized SouthStar to finance purchase orders and it also has the ability to factor its receivables if needed to fund operations. In addition, as disclosed in Note 1 – Increase in Authorized shares, the Company will need to further increase its available shares of common stock to settle convertible debt conversions. After considering the plans to alleviate substantial doubt, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, or is unable to attain new vendors, the Company will be required to downsize or wind down its operations through liquidation, bankruptcy, or sale of its assets. In addition, as of September 30, 2022, the Company has been reliant on its ability to liquidate Ethereum to continue to fund operations when needed, and as such, the Company does not currently have enough Ethereum on hand to fund operations through the next twelve months. Further, as of September 15, 2022, Ethereum switched from a Proof of Work model to Proof of Stake model and as a result, the Company is no longer mining Ethereum.

Note 3 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles that are generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results to be expected for the year ending December 31, 2022. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2021, and 2020 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2022, as amended by Amendment No. 1 to the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2022, and Amendment No. 2 on Form 10-K filed with the SEC on June 1, 2022.

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

On June 10, 2022, the definition of “TTM Assets” was amended and restated to read “(i) all of the Seller Parties’ GPUs and related assets, supporting equipment and software (including software licenses, if any).  As a result, all of TTM assets have been classified and reported as assets held for sale in the condensed consolidated balance sheets, and all associated revenues and costs are reported as discontinued operations in the condensed consolidated statement of operations. As of November 2022, the parties have not entered into definitive transaction agreements and accordingly, the transaction will not proceed. As of September 30, 2022, the Company has performed an assessment and determined that TTM Assets are held for sale and reported as discontinued  operations. TTM is exploring future possibilities of hosting client computing, and TTM continues to evaluate all of its options, including the sale of its assets to maximize revenue streams utilizing its current assets.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	Revenue recognition

●	Fair value of digital assets

●	Fair value of the Company’s common stock

●	Expected useful lives and valuation of long-lived assets

●	Fair value of derivative liabilities

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2021, consolidated financial statements included in its 2021 Annual Report.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including mining equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. The carrying amount is considered not recoverable if the sum of the undiscounted cash flows to be generated from the use and eventual disposition of the asset group is less than the carrying amount of the asset group. If the carrying amount exceeds the undiscounted cash flows, then the carrying amount is compared to the fair value and an impairment loss is recorded for the difference between the fair value and the carrying amount. For the three and nine months ended September 30, 2022, the Company incurred $1.3 million and $2.3 million of impairment charges, respectively, which is included within loss from discontinued operations. No impairment charges were identified for long-lived assets during the three and nine months ended September 30, 2021.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates.

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then the Company evaluates goodwill for impairment by reviewing the fair value of the reporting unit versus its respective carrying value, including its goodwill. If it is determined that it is “not likely” that the fair value of the reporting unit is less than its carrying value, then no further testing is required.

The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. Fair values may be determined using a combination of both income and market-based approaches.

The Company did not record any impairment of goodwill as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, the total goodwill of approximately $1.6 million relates to the Sysorex Reporting unit.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, restricted stock, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and nine months ended September 30, 2022, and as a result, all potentially dilutive common shares are considered antidilutive for this period.

The Company includes potentially issuable shares in the Weighted-average common shares – basic that include warrants and other agreements that are exercisable for little or no consideration without substantive contingencies and others once any contingencies relative to the issuance of the shares is resolved.

Computations of basic and diluted weighted average common shares outstanding were as follows for the periods reported:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted-average common shares outstanding	497,173,946	144,086,582	315,558,213	121,310,970
Weighted-average potential common shares considered outstanding	3,000,000	15,361,622	3,000,000	10,552,810
Weighted-average common shares outstanding - basic	500,173,946	159,448,204	318,558,213	131,863,780
Dilutive effect of options, warrants and restricted stock units	-	-	-	-
Weighted-average common shares outstanding - diluted	500,173,946	159,448,204	318,558,213	131,863,780
Options, restricted stock units, and warrants and convertible debt excluded from the computation of diluted loss per share because the effect of inclusion would be anti-dilutive	1,178,054,958	5,011,083	141,051,170	1,776,036

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

Note 5 — Discontinued Operations

The carrying value of the TTM Digital asset disposal group was $7.0 million as of September 30, 2022, and $10.2 million as of December 31, 2021. For the three and nine months ended September 30, 2022, the Company recorded $1.3 million and $2.3 million of impairment charges to the assets held for sale, as the carrying value of the assets were less than the estimated fair value less costs to sell. The following table details the assets and liabilities of the Company’s TTM Assets that were classified as assets held for sale and discontinued operations for the periods presented (in thousands):

	September 30,	December 31,
	2022	2021
Mining equipment and facilities, net	$6,506	$9,682
Investment in Style Hunter	500	500

Total Current Assets	$7,006	$10,182

Total Assets associated with discontinued operations	$7,006	$10,182

The following table presents the TTM Digital assets statement of operations line items classified as discontinued operations included within gain (loss) from discontinued operations for the three and nine months ended September 30, 2022, and 2021 (in thousands):

	For the Three Months	For the Three Months	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,	Ended September 30,	Ended September 30,
	2022	2021	2022	2021
Revenues
Mining income	$809	$2,993	$4,077	$9,244
Hosting income	24	-	96	-
Total revenues	833	2,993	4,173	9,244

Operating costs and expenses
Mining cost	457	377	1,385	852
General and administrative	199	10	678	12
Impairment of fixed assets	1,300	-	2,261	-
Depreciation	-	1,283	910	2,824
Total operating costs and expenses	1,956	1,670	5,234	3,688

Gain (loss) from Operations	(1,123)	1,323	(1,061)	5,556

Other Income (Expenses)
Interest expense	-	(25)	-	(70)
Loss on disposal of fixed assets	(6)	(131)	(6)	(138)

Income (loss) before taxes and equity method investee	(1,129)	1,167	(1,067)	5,348
Provision for income taxes	-	-	-	-
Income (loss) before equity method investee	(1,129)	1,167	(1,067)	5,348
Share of net loss of equity method investee	-	24	-	80
Net income (loss) from discontinued operations	$(1,129)	$1,143	$(1,067)	$5,268

The following table summarizes the net cash flows from discontinued operations of TTM Digital (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities – discontinued operations	$(1,795)	$(500)
Net cash used in investing activities – discontinued operations	-	(603)
Net cash used in financing activities – discontinued operations	-	(1,003)

Note 6 — Intangible Assets

Intangible assets as of September 30, 2022, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade name	$1,060	$(152)	$908
Customer relationships	1,900	(685)	1,215
Total intangible assets	$2,960	$(837)	$2,123

Intangible assets as of December 31, 2021, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade name	$1,060	$(74)	$986
Customer relationships	1,900	(333)	1,567
Total intangible assets	$2,960	$(407)	$2,553

The estimated future amortization expense associated with intangible assets is as follows:

Calendar Years Ending December 31,	Amount
2022	144
2023	573
2024	573
2025	266
Thereafter	567
Total	$2,123

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

The following table sets forth the percentages of sales derived by the Company from those customers that accounted for at least 10% of sales during the nine months ended September 30, 2022, and 2021 (in thousands of dollars):

	For the Nine Months Ended September 30, 2022		For the Period April 15, 2021, through September 30, 2021
	$	%	$	%
Customer A	7,100	60%	607	13%
Customer B	2,834	24%	2,499	55%

The following table sets forth the percentages of sales derived by the Company from those customers that accounted for at least 10% of sales during the three months ended September 30, 2022, and 2021 (in thousands of dollars):

	For the Three Months Ended September 30, 2022		For the three months ended September 30, 2021
	$	%	$	%
Customer A	1,335	38%	-	-
Customer B	1,157	33%	1,254	63%
Customer C	-	-	278	14%

As of September 30, 2022, Customer B represented approximately 60% of total accounts receivable. Two other customer represents approximately 36% of total accounts receivable. As of September 30, 2021, Customers B and C represented approximately 39% and 40% of total accounts receivable, respectively.

For the nine months ended September 30, 2022, two vendors represented approximately 69% and18% of total purchases. Purchases from these vendors during the nine months ended September 30, 2022, were $6.9 million and $1.8 million respectively. In addition, the Company recorded approximately $1.5 million of settlement gains during the nine months ended September 30, 2022. Please see Note 12 – Contractual Commitments for discussion on the settlement gain.

For the three months ended September 30, 2022, four vendors represented approximately 40%, 32%, 11% and 10% of total purchases. Purchases from these vendors during the three months ended September 30, 2022, were $1.2 million $0.9 million, $0.3 million, and $0.3 million respectively.

For the period April 15, 2021, through September 30, 2021, three vendors represented approximately 55%, 17% and 10% of total purchases. Purchases from these vendors during the period April 15, 2021, through September 30, 2021, were $1.7 million, $0.5 million and, $0.3 million respectively. For the three months ended September 30, 2021, two vendors represented approximately 57% and 10% of total purchases. Purchases from these vendors during the three months ended September 30, 2021, were $0.9 million, $0.1 million respectively.

Geographic and Technology Concentration

The Company had geographic diversity between April 1, 2021, and June 30, 2022, using a colocation datacenter in North Carolina. Subsequent to June 30, 2022, the Company had consolidated its mining operations exclusively in New York.

Further, the Company had concentrated exposure to the Ethereum blockchain infrastructure through its mining operations during the periods presented. There is a possibility of digital asset mining algorithms transitioning to proof-of-stake validation and other mining related risks, which could make us less competitive and ultimately adversely affect our business and our ability to generate revenues. As of September 15, 2022, Ethereum switched from a proof-of-work model to a proof-of stake model. The Company is no longer be able to mine Ethereum.

Note 8 — Short-term debt

Short-term debt as of September 30, 2022, and December 31, 2021, consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Convertible Debentures, including interest payable to the Convertible Debenture Holders	$15,985	$19,439
Total Short-Term Debt	$15,985	$19,439

2021 Convertible Debentures & Warrants

On July 7, 2021, the Company consummated the initial closing of a private placement offering (the “Offering”) pursuant to the terms and conditions of a Securities Purchase Agreement for up to $15,187,500 in principal amount (“Original Principal Value”) Convertible Debentures. To manage the administration of the Offering the Company entered into a placement agency agreement with Joseph Gunner & Co. LLC, a U.S. registered broker-dealer (“Placement Agent”). At the initial closing, the Company sold the purchasers (i) 12.5% Original Issue Discount Convertible Debentures (“Debentures”) in an aggregate principal amount of $9,990,000 and (ii) warrants to purchase up to 3,534,751 shares of common stock of the Company. The Company received total gross proceeds of $8,880,000 taking into account the 12.5% discount before deducting placement agent fees and expenses of approximately $913,000. The Debentures matured on July 7, 2022. The Company intends to satisfy the debt through conversions of the debt to equity, and is considering offering incentives to renegotiate the terms of the debentures and refinancing the debt. There is no guarantee that the Company will be able to satisfy its debt with the additional issued common stock.

On August 13, 2021, the Company consummated the second closing of the offering pursuant to the same terms and conditions of the Securities Purchase Agreement dated July 7, 2021. At the second closing, the Company sold the purchasers (i) 12.5% Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $3,976,875 and (ii) warrants to purchase up to 1,862,279 shares of common stock of the Company. The Company received a total of $3,535,000 in gross proceeds following the second closing taking into account the 12 % discount before deducting placement agent fees and expenses of approximately $354,000. The Debentures matured on August 13, 2022. The Company intends to satisfy the debt through conversions of the debt to equity and is considering offering incentives to renegotiate the terms of the debentures and refinancing the debt. There is no guarantee that the Company will be able to satisfy its debt with the additional issued common stock.

Under the conversion terms of the Debentures, the Debenture is convertible, in whole or in part, into shares of Common Stock at the option of the Holder at any time until the Debenture is no longer outstanding. The Holder executes a conversion by delivering to the Company a Notice of Conversion specifying the principal amount to be converted and the date on which the conversion is to be executed. The Conversion Price is set at the lower of (i) $18.00 and (ii) 80% of the average of the VWAP during the 5 Trading Day period immediately prior to the applicable Conversion Date. The number of Conversion Shares to be issued is determined by dividing the outstanding principal amount of the debenture to be converted by the Conversion Price. The Debentures are subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closes a registered public offering of its Common Stock and receives gross proceeds of not less than $40,000,000 and at the completion of which the Company’s securities are traded on a national exchange (“Qualified Offering”). The Company determined that the conversion feature associated with the convertible debentures should be bifurcated and treated as a separate derivative liability. The Company recorded a revaluation gain of approximately $1.1 million for the three months ended September 30, 2022, and a revaluation loss of approximately $1.6 million for the nine months ended September 30, 2022, for the change in the fair value of the conversion option. As of September 30, 2022, the derivative liability associated with the conversion option was $7.5 million. In addition, the Company recognized a debt extinguishment gain of approximately $0.4 million for the three months ended September 30, 2022, and a loss of approximately $1.0 million for the nine months ended September 30, 2022. as a result of the conversion of debt of $4.7 million during the period ended September 30, 2022.

The Company recorded interest expense of approximately $0.6 million and $2.1 million for the three months ended September 30, 2022. The Company recorded interest expense of approximately $0.2 million for the three and nine months ended September 30, 2021.

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

Note 9 — Fair Value Measurement

Fair value measurements are determined based on assumptions that a market participant would use in pricing an asset or a liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents the placement in the fair value hierarchy measured at fair value on a recurring basis as of September 30, 2022, and December 31, 2021 (in thousands):

		Fair value measurement at reporting date using
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of September 30, 2022:
Recurring fair value measurements:
Derivative Liabilities:
Conversion feature derivative liability	$7,531	$-	$-	$7,531
Common stock derivative liability	$45	$-	$-	$45
Total derivative liabilities	$7,576	$-	$-	$7,576
Total recurring fair value measurements	$7,576	$-	$-	$7,576

As of December 31, 2021
Recurring fair value measurements
Derivative liability:
Conversion feature derivative liability	$8,355	$-	$-	$8,355
Total recurring fair value measurements	$8,355	$-	$-	$8,355

The conversion feature of the convertible Debentures was separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs. The Company uses a probability weighted expected return model (“PWERM”) valuation technique to measure the fair value of the conversion feature with any changes in the fair value of the conversion feature liability recorded in earnings. Significant inputs to the model include estimated time to conversion events, estimated interest converted at the event, the implied yield, the discount rate for the conversion, and the probability of the conversion events. For the three and nine months ended September 30, 2022, the Company recorded a gain of approximately $1.1 million and a loss of $1.6 million for the change in fair value of debt conversion feature, respectively.

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

The Company recorded the common stock derivative liability at fair value as of September 30, 2022, through a transfer from equity to the common stock derivative liability. Changes in the fair value of the liability in future periods will be included in other income (expense) in the consolidated statements of operations.

The change in Level 3 fair value of the Company’s derivative liabilities is as follows:

	Conversion feature derivative liability	Common stock derivative liability	Total level 3 derivative liability
Balance as of December 31, 2021	$8,355	$-	$8,355

Transferred to equity on debt conversion	(2,383)	(6)	(2,389)
Transferred from equity on recognition of derivative liability	-	314	314
Increase (Decrease) in fair value included in earnings	1,559	(263)	1,296

Balance as of September 30, 2022	$7,531	$45	$7,576

Note 10 — Digital Assets

The following tables present the roll forward of digital asset activity from continuing and discontinued operations during the periods ended:

	Nine months ended September 30,
	2022	2021
Opening Balance	$5,202	$24
Revenue from mining	4,077	9,244
Payment of mining equipment under lease to buy arrangement	-	(1,091)
Mining pool operating fees	(41)	(96)
Impairment of digital assets	(2,494)	(325)
Management fees	-	(322)
Owners’ distributions	-	(1,521)
Proceeds from sale of digital assets	(8,023)	(3,670)
Transaction fees	(132)	-
Realized gain on sale of digital assets	1,498	91
Ending Balance	$87	$2,334

	Three months ended September 30,
	2022	2021
Opening Balance	$218	$105
Revenue from mining	809	2,993
Payment of mining equipment under lease to buy arrangement	-	(72)
Mining pool operating fees	(8)	(31)
Impairment of digital assets	(71)	(325)
Proceeds from sale of digital assets	(1,068)	(339)
Transaction fees	(20)	-
Realized gain on sale of digital assets	227	3
Ending Balance	$87	$2,334

Note 11 — Equity

As discussed in Note 3 Basis of Presentation the Company completed a reverse merger of Sysorex and TTM Digital with TTM Digital being the accounting acquirer and reporting entity. In a reverse merger, the capital accounts of the reporting entity (TTM Digital) are restated to reflect the legal capital structure of the legal acquirer (Sysorex). As a result, the share data of the reporting entity has been retroactively restated for all periods presented to the equivalent share values of Sysorex for the capital transaction activity of TTM Digital, as if the reverse merger occurred on January 1, 2020. The share data of the reporting entity has been retroactively stated for all periods presented to the equivalent share values of Sysorex. On September 22, 2022, the Company’s stockholders voted to approve an amendment to the Articles of Incorporation to increase the total number of authorized shares of the Company’s capital stock from 510,000,000 shares, par value $0.00001 per share, to 3,010,000,000 shares, of which 3,000,000,000 shares will be designated as common stock and 10,000,000 shares will be designated as preferred stock, in accordance with the voting results listed below. As of September 30, 2022, 736,609,855 shares were issued, and 736,534,476 shares were outstanding. No preferred stock has been designated or issued.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2022, is as follows:

	Number of Options (in Shares)	Weighted Average Exercise Price
Outstanding, January 1, 2022	1,656,000	$2.00
Granted	-	$-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, September 30, 2022	1,656,000	$2.00

Exercisable, September 30, 2022	1,656,000	$2.00

Warrants

The following table represents the activity related to the Company’s warrants during the nine months ended September 30, 2022:

	Number of Warrants (in Shares)	Weighted Average Exercise Price
Outstanding, January 1, 2022	5,926,763	$	*
Granted	-		-
Exercised	(418,931)		-
Outstanding, September 30, 2022	5,507,832		$-

The weighted average contractual term as of September 30, 2022, is 3.8 years.

If at any time after the six month anniversary of the closing date as disclosed in Note 8 Short-term debt, 2021 convertible debenture and warrants, there is no effective registration statement registering the warrant shares granted to the convertible debenture holders and placement agent, then, for each thirty days following the six month anniversary of the their respective closing date or portion of any thirty day period thereafter in which no effective registration statement is available, the amount of warrant shares shall be automatically increased by five percent over the warrant shares available on such dates. As such, the Company is obligated to grant 3,219,824 warrants through September 30, 2022. The Company has recorded on the condensed consolidated balance sheets, accrued liabilities, approximately $0.2 million of accrued registration rights penalties and interest.

*	The exercise price will be determined by a 5-day VWAP price calculation on the exercise date.

Restricted Stock Units

The following table represents the activity related to the Company’s restricted stock awards granted to employees and directors during the nine months ended September 30, 2022:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2022	1,000,000	$0.48
Granted	-	-
Vested	1,000,000	0.40
Unvested, September 30, 2022	-	$-

As of September 30,2022, there is no unrecognized stock compensation expense.

Share Derivative Liabilities

As the amount of common stock on an as converted basis as of September 30, 2022, exceeded our authorized share amount, the Company’s outstanding warrants, stock options and vested but unissued restricted stock shares (“RSUs”) were reclassified to derivative liabilities in the consolidated financial statements. This results in non-cash gains or losses each period during the term of the warrants, stock options, RSU vesting period and convertible debt. The table below summarizes the reclassified share derivative liabilities as of September 30, 2022 (dollars in thousands):

September 30, 2022
Warrants	$38
Stock options	6
RSUs vested but unissued	1
Total share derivative liability	$45

Reverse Stock split

As discussed in Note 15 Subsequent events – reverse stock split, the Company has included below certain data points that are reported in the financial statements (“as stated”) and have been disclosed herein as if the effect of the reverse stock split (1000 for 1) has been implemented (“proforma effect”).

		Proforma
	As stated	Effect
Balance Sheet

Common stock:
Shares Issued:
9/30/2022	736,609,855	736,610
9/30/2021	145,713,591	145,714
Shares Outstanding:
9/30/2022	736,534,476	736,534
9/30/2021	145,638,212	145,638

Treasury Stock:	75,379	75

		Three months ended September 30,		Nine months ended September 30,
EPS		2022	2021	2022	2021
Weighted Average Shares
Outstanding - basic and diluted	As stated	500,173,946	159,448,204	318,558,213	131,863,780
	Proforma	573,174	159,448	318,558	131,864

Net income (loss) per share:
Continuing operations	As stated	0.0001	(0.0370)	(0.0310)	(0.2620)
	Proforma	0.1000	(37.00)	(31.00)	(262.00)

Discontinued Operations	As stated	(0.002)	0.0070	(0.0030)	0.0400
	Proforma	(2.00)	7.00	(3.00)	40.00

Note 12 — Commitments and Contingencies

Contractual Commitments

On September 5, 2017, prior to the merger and as a result of a spinoff from Sysorex’s previous parent, a computer hardware supplier threatened legal action against the Company and demanded approximately $1.8 million for payment of unpaid invoices. On or about January 29, 2018, the parties executed a settlement agreement resolving the matter. No court action was filed. The liability of approximately $0.7 million has been accrued and includes interest $0.1 million calculated based on a default rate, which is included as a component of accounts payable and accrued liabilities as of September 30, 2022, in the unaudited condensed consolidated balance sheets.

On January 22, 2018, a software vendor filed a motion for entry of default judgment (the “Motion”) against SGS in the Circuit Court of Fairfax County, Virginia. The Motion alleges that SGS failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000 plus $20,000 in legal fees. On August 10, 2018, the Company and vendor entered into a settlement agreement and the Company is repaying the debt in monthly installments. The liability of approximately $0.2 million has been accrued and includes interest $0.09 million calculated based on a default rate and is included as a component of accounts payable and accrued liabilities as of September 30, 2022, in the unaudited condensed consolidated balance sheets.

The Company entered into a Registration Rights Agreement (the “RRA”) dated April 13, 2021. The Company had ninety (90) calendar days following the closing date of its Merger with TTM Digital Assets & Technologies, Inc. on April 14, 2021, to file an initial registration statement covering the Shares. The ninety (90) calendar day filing date was July 13, 2021 (“Filing Deadline”). The Company did not fulfil its obligation to file a registration statement covering the Shares by July 13, 2021, nor any date and therefore has accounted for an accrued liability in the amount of $0.2 million recorded in the unaudited condensed consolidated balance sheets – accrued liabilities for the year ended September 30, 2022. The RRA terminated as of October 14, 2021, by its own terms.

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

On June 3, 2022, the Company became aware that a Complaint had been entered against the Company in the United States District Court Southern District of New York by ProActive Capital Partners, L.P, a convertible debenture holder. The Complaint is entered for injunctive relief to honor is stock conversion, recover damages, and receive payments due under the Debenture agreement. The convertible debenture principal and interest of $0.2 million is recorded in the unaudited condensed consolidated balance sheets – accrued liabilities for the period ended September 30, 2022. The notice of conversion to convert its convertible debt to shares of the Company’s stock will be honored upon issuance of the Company’s increase in authorized shares.

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

As of September 30, 2022, future minimum operating leases commitments are as follows:

Calendar Years Ending December 31,	Amount
2022	$52
2023	214
2024	219
2025	92
Total future lease payments	577
Less: interest expense at incremental borrowing rate	(54)
Net present value of lease liabilities	$523

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	2.67 years
Weighted average discount rate used to determine present value of operating lease liability:	8%

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

Note 13 — Related Party Transactions

Effective April 1, 2021, the Company entered a variety of contracts with CoreWeave, Inc. (“CoreWeave”).

Hosting Facilities Services Order

The Hosting Facility Services Order (the “Hosting Contract”) provided for the provision of hosting facility space and services by CoreWeave. The services are paid for in advance of the service month and the initial term of the hosting services is through June 30, 2022, which renews automatically for successive one year renewal terms unless either party terminates within sixty (60) days of the expiration of the then current term. At the signing of the Hosting Contract an estimated 382 data mining rigs were covered at an estimated monthly cost of approximately $21,556 ($260,000 per year). For the three and nine months ended September 30, 2022, the Company recorded $0 and $129,334 in mining costs within discontinued operations on the statement of operations. The Company terminated the Hosting Facilities Services Order effective June 30,2022.

Services Agreement

The initial term of the Services Agreement runs from April 1, 2021, through December 31, 2022, and automatically renews thereafter for successive one (1)-year terms unless either party provides written notice to the other of nonrenewal within sixty (60) days of the expiration of the then current Term. The initiation of the Services Agreement required a one-time payment of $100,000. The monthly base management fee was set to $20.00 per GPU-based Mining System (approximately $20,000 per month), and $6.50 per ASIC-based Mining System. Base management fees are paid in arrears and due within fifteen (15) days of invoice receipt. If, during any calendar month of the Term, CoreWeave operates on average, more than 1,500 Mining Systems on behalf of the Company, the Base Management Fee with respect to the excess Mining Systems above 1,500 is discounted by 40%. For the three and nine months ended September 30, 2022, the Company recorded $0 and $143,640 in mining costs within discontinued operations on the condensed statement of operations. The Company terminated the Service agreement effective June 30,2022.

Bespoke Growth Partners, Inc. (“Bespoke”)

Effective as of April 15, 2021, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company agreed to total compensation for services of $975,000 which of which $775,000 was paid during the year ended December 31, 2021. The Company made an additional payment in accordance with the agreement of $200,000 in January 2022. The Company expensed this advisory fee during the nine months ended September 30, 2022, which is recorded as consultant fees in general and administrative operating costs in the condensed consolidated statement of operations. As of June 30, 2022, the Bespoke consulting agreement has expired.

Effective as of January 13, 2022, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company is to pay Bespoke a gross advisory fee of $975,000 for identifying the Ostendo acquisition and services related to the Company. On March 23, 2022, the Company paid off the balance owed for this service. The Company expensed the advisory fee during the nine months ended September 30, 2022, which is recorded as consultant fees in general and administrative in the condensed consolidated statement of operations.

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

One Percent Investments, Inc.

On June 21, 2022, the Company executed a four (4) month business advisory services agreement with One Percent Investments, Inc. The services to be provided include potential future merger and/or acquisition activities, strategic alliances, joint ventures, and advisory services in connection with the Company’s desire to up-list to a national stock exchange. As a compensation for the performance of services, the Company paid $125,000 for the respective service period. Additional compensation in the amount of $500,000 will be rendered in connection with the up listing process The Company recognized $93,750 and $103,125 of expense during the three and nine months ended September 30, 2022, which is recorded as consultant fees in general and administrative operating costs in the condensed consolidated statement of operations, and $21,875 of prepaid expense in current assets in the condensed consolidated balance sheets.

Employment Agreements

On August 10, 2022, the Company entered into Amendment No. 2 (“Amendment No. 2”) to Employment Agreement, by and between the Company and Vincent Loiacono, the Company’s Chief Financial Officer. Pursuant to the terms of Amendment No. 2, the parties amended the termination provisions of the original employment agreement, as amended. Amendment No. 2 provides that the Company, in its sole discretion, may terminate Mr. Loiacono’s employment for any reason without Just Cause (as defined in the employment agreement, as amended) at any time. If (a) the Company terminates Mr.Loiacono’s employment without Just Cause, or (b) within 24 months following a change of control, Mr. Loiacono resigns as a result of and upon a material diminution of his duties, responsibilities, authority, and position, or a material reduction of his compensation and benefits, or if he ceases to hold the position of Chief Financial Officer after a change of control, the Company will, among other things: (l) continue to pay Mr. Loiacono’s base salary for one month for every two months of employment after the effective date up to a maximum of 12 months (as opposed to six months under the original agreement, as amended); and(2) within 45 days of termination or resignation, pay to Mr. Loiacono 100% of the value of any accrued but unpaid bonus. Except as set forth in Amendment No. 2, the original employment agreement, as amended, remains in full force and effect.

On September 9, 2022, the Company entered into Second Amendment to the Employment Agreement for Wayne Wasserberg, the Company’s Chief Executive Officer. The Second Amendment provides a minimum bonus of $100,000 for achievement of the bonus milestone. The bonus milestone is based upon the following:

1.	The sale of all or substantially all of the stock or assets of: (i) TTM, or (ii) Sysorex Government Services.
2.	The raising of five million dollars in financing by or before December 31, 2022, in one transaction or a series of related transactions.

Note 14 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of September 30, 2022, and December 31, 2021:

	September 30, 2022	December 31, 2021
Consultants	$22	$565
Rent	18	17
Vendor Payments	39	-
Insurance	1	162
License and Maintenance Contracts	545	658
Other	2	-
	$627	$1,402

Note 15 — Subsequent Events

Private Placement Agreement

On October 18, 2022, the Company sold to the Investors an aggregate of 500,000,000 Units, consisting of 500,000,000 shares of common stock, warrant 1s to acquire 500,000,000 shares of common stock, and warrant 2s to acquire 500,000,000 shares of common stock, for total consideration paid to the Company of $500,000. Pursuant to the terms of the SPA, the Company agreed to sell to each Investor a number of Units of securities of the Company (each, a “Unit”), at a purchase price of $0.001 per Unit, with each Unit being comprised of: (i) one share of common stock (each, a “Purchased Share” and collectively, the “Purchased Shares”); (ii) a warrant to acquire one share of common stock at an exercise price of $0.001 per share, which exercise price will not be subject to adjustment as a result of any forward or reverse split of the common stock (each, a “Warrant 1”); and (iii) a warrant to acquire one share of common stock at an exercise price of $0.001 per share, which exercise price will not be subject to adjustment as a result of any forward or reverse split of the common stock (each, a “Warrant 2”). Pursuant to the terms of the SPA, the Company agreed to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days of October 18, 2022 (the “Registration Deadline”). If such registration statement has not become effective by the Registration Deadline, and provided that the Registrable Securities cannot otherwise be sold pursuant to Rule 144 pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the Registration Deadline, then, subject to the provisions of the SPA and the Initial Registration Rights Agreement, the Company agreed to issue to each Investor:

(i)	A number of additional shares of common stock equal to 10% of the Purchased Shares acquired by such Investor on the closing date, with such number of Purchased Shares being adjusted for any forward or reverse splits of the common stock between the closing date and the date of such issuance (the “Additional Shares”); and

(ii)	A new warrant (each, a “Warrant 3”) equal to the number of Additional Shares in the applicable issuance.

The Additional Shares and the Warrant 3 will, if applicable, be issuable to the Investors for each 30-day period, or portion thereof, that the registration statement registering the Registrable Securities has not become effective by the Registration Deadline. The Company’s obligation to issue the Additional Shares and the Warrant 3, if applicable, will not arise until the Company has amended its articles of incorporation, via a reverse split of the common stock, an increase of the number of authorized shares of common stock, or some combination thereof, such that the Company has a number of authorized but unissued shares of equal to (1) the number of Additional Shares that are otherwise to be issued plus (2) the number of shares of common stock that may be issuable pursuant to the Warrant 3.

Equity Transactions

Subsequent to September 30, 2022, the Company received notices to convert from its debtholders to convert approximately $1.6 million of debt into approximately 1.2 billion shares of stock. In addition, in accordance with an employment agreement, the Company issued 500,000 shares to an employee.

Reverse Stock Split

On September 22, 2022, the shareholders of Sysorex, Inc. have approved the Reverse Split and have granted to the Board of Director’s the power to determine the final ratio for the Reverse Split. On November 1, 2022, the Board of Director’s determined the ratio for the Reverse Split is to be 1,000 for 1, with one share of Common Stock being issued for each 1,000 shares of Common Stock issued and outstanding, with any fractional shares of Common Stock resulting therefrom being rounded up to the nearest whole share of Common Stock. The company has submitted the reverse stock split plan for review to FINRA on November 4, 2022. The effective date of the reverse stock will be determined after FINRA’s review.

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

TTM Digital

TTM Digital is a digital asset technology and mining company that owns and operates specialized cryptocurrency mining processors and was previously focused on the Ethereum blockchain ecosystem. As of September 15, 2022, Ethereum switched from a Proof of Work model to Proof of Stake model. TTM Digital is currently exploring alternative uses and sales opportunities for its Graphics Processing Unit (GPU) assets and datacenter located in Lockport, NY.

Since Proof of Stake, Ethereum mining companies have begun the process of changing their business model to continue utilization of their mining assets, as the GPUs can be repurposed for a number of other profitable business models. The TTM assets can be used for cloud computing, datacenter hosting, simulation & modeling, virtual reality, artificial intelligence, and gaming.

TTM is exploring the possibility of hosting client computing and evaluating all of its options, including the sale of its assets to maximize revenue streams utilizing its current assets.

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

TTM Digital, as noted above, our business model may need to evolve to reflect the trends of the industry. Over time, we may be required to modify aspects of our business model relating to our strategy. We cannot offer any assurance that we will be successful or that the future industry or business operation changes will not result in harm to our business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Management cannot provide any assurances that we will identify all emerging trends and growth opportunities in this business sector, and we may lose out on those opportunities to current or future competitors. As anticipated, any such circumstances could have a material adverse effect on our business, prospects, or operations

Three Months Ended September 30, 2022, Compared to Three Months Ended September 30, 2021

Discussion of Results of Operations of SGS for the Three Months Ended September 30, 2022, and 2021

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

SGS revenues for the three months ended September 30, 2022, and 2021, was approximately $3.5 million and $1.9 million, respectively. This revenue increase is representative of increased product sales to the federal agencies. This includes approximately 71% of sales coming from the Company’s top two customers. SGS product and service costs for the three months ended September 30, 2022, and 2021, was approximately $3.0 million and $1.5 million, respectively. This includes approximately 72% of product costs from the Company’s top two vendors.

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

SGS also reported for the three months ended September 30, 2022, and 2021, $0.2 million and in sales and marketing costs, $1.0 million in general and administrative costs, $0.1 million in amortization costs, resulting in a loss from operations of approximately $0.9 million. The Company continues to search for paths to drive costs down and increase its cash position. The overall decrease in general and administrative costs are directly related to a decrease in professional and consulting fees.

Other income and expense, including interest expense for the three months ended September 30, 2022, was approximately $1.4 million of which interest incurred on the Company’s convertible debt of approximately of $0.7 million, a gain on extinguishment of debt of $0.4 million, a realized gain on sale of digital assets of $0.2 million and a conversion feature derivative liability valuation of $1.1 million.

Summary of TTM Mining Result

The following table present the roll forward of digital asset activity from continuing and discontinued operations during the respective periods:

	Three months ended September 30,
	2022	2021
Opening Balance	$218	$105
Revenue from mining	809	2,993
Payment of mining equipment under lease to buy arrangement	-	(72)
Mining pool operating fees	(8)	(31)
Impairment of digital assets	(71)	(325)
Transaction fees	(20)	-
Proceeds from sale of digital assets	(1,068)	(339)
Realized gain on sale of digital assets	227	3
Ending Balance	$87	$2,334

Discussion of Results of Operations of TTM Digital for the Three Months Ended September 30, 2022, and 2021

The activities for TTM revenues and costs for the three months ended September 30, 2022, represent discontinued operations.

Revenues from mining are impacted significantly by volatility in cryptocurrency prices and network difficulty. The average price of Ethereum mined during the three months ended September 30, 2022, was approximately $1,521 compared to approximately $2,771 during the three months ended September 30, 2021. Network difficulty was also significantly higher in 2022, resulting in lower total rewards from mining. Total Ethereum mined during the three months ended September 30, 2022, was approximately 512 ETH vs approximately 1,069 ETH during the three months ended September 30, 2021.

Ethereum’s transition to proof of stake (“POS”) took place on September 15, 2022, and has had a direct negative impact on the company’s ability to generate revenue.

For the three months ended September 30, 2022, the Company recorded approximately $1.3 million of impairment of fixed assets in its discontinued operations.

Nine Months Ended September 30, 2022, Compared to Nine Months Ended September 30, 2021

Discussion of Results of Operations of SGS for the Nine Months Ended September 30, 2022, and 2021

SGS revenues for the nine months ended September 30, 2022, and 2021, was approximately $12.0 million and $3.9 million respectively. This revenue increase is representative of increased product sales to the federal agencies, however, the periods for the nine months ended September 30, 2022, and September 30, 2021 are not comparable, as the prior year period includes a short period of April 15, 2021 through September 30, 2021. SGS revenues resulted from product sales to U.S. governmental agencies and local county governments. This includes approximately 83% of sales coming from the Company’s top two customers in 2022. As disclosed in the notes to the financial statements, Note 3 - Basis of Presentation, the acquisition/merger was effective April, 2021 which resulted in SGS’s reporting period of April 15, 2021 through September 30, 2021. As a result, the nine months ended September 30, 2021, is not comparable in total months of operation to the nine months ended September 30, 2022.

Product, and service costs for the nine months ended September 30, 2022, of approximately $8.4 million included a gain on a vendor liability settlement of $1.5 million. Without this gain, product and service costs would approximate $9.9 million. The margin effect on the revenue and costs as presented is approximately 30%, however without the one-time settlement gain of $1.5 million, the margin is approximately 17%.

Selling, general, and administrative expenses (“SG&A”) for the nine months ended September 30, 2022, was $4.4 million, which were associated with compensation and payroll tax costs, and professional fees related to the Heads of Terms investment and sale of TTM assets and ongoing operational advisory and accounting services.

Other income and expense, including interest expense for the nine months ended September 30, 2022, was approximately $3.2 million of which interest incurred on the Company’s convertible debt of approximately of $2.4 million, a loss on extinguishment of debt of $1.0 million, a realized gain on sale of digital assets of $1.5 million and a conversion feature derivative liability valuation of $1.6 million. Other income and expenses for the nine months ended September 30,2021 was approximately $25.0 million. SGS recorded approximately $22.0 million in merger charges, $2.0 million in debt restructuring fees and $0.9 million in interest expense for the period nine months ended September 30, 2021, related to the acquisition as disclosed in Note 2 Basis of Presentation to the financial statements.

Summary of TTM Mining Result

The following tables present the roll forward of digital asset activity from continuing and discontinuing operations during the periods ended:

	Nine months ended September 30,
	2022	2021
Opening Balance	$5,202	$24
Revenue from mining	4,077	9,244
Payment of mining equipment under lease to buy arrangement	-	(1,091)
Mining pool operating fees	(41)	(96)
Impairment of digital assets	(2,494)	(325)
Management fees	-	(322)
Owners’ distributions	-	(1,521)
Transaction fees	(132)	-
Proceeds from sale of digital assets	(8,023)	(3,670)
Realized gain on sale of digital assets	1,498	91
Ending Balance	$87	$2,334

Discussion of Results of Operations of TTM Digital for the Nine Months Ended September 30, 2022, and 2021

The activities for TTM revenues and costs for the nine months ended September 30, 2022, represent discontinued operations.

As disclosed in the notes to the financial statements, revenues from mining are impacted significantly by volatility in cryptocurrency prices and network difficulty. The average price of Ethereum mined during the nine months ended September 30, 2022, was approximately $2,213 compared to approximately $2,276 during the nine months ended September 30, 2021. While the average price of Ethereum during the nine months ended September 30, 2022, was lower than the nine months ended September 30, 2021. Additionally, network difficulty was also significantly higher in 2022, resulting in lower total rewards from mining. Total Ethereum mined during the nine months ended September 30, 2022, was approximately 1,747 ETH compared to approximately 3,987 ETH during the nine months ended September 30, 2021.

Ethereum’s transition to proof of stake (“POS”) occurred on September 15, 2022, and has had a direct negative impact on the company’s ability to generate revenue.

For the nine months ended September 30, 2022, the Company recorded approximately $2.3 million of impairment of fixed assets in its discontinued operations.

Liquidity and Capital Resources as of September 30, 2022

Going Concern

As of September 30, 2022, the Company had an approximate cash balance of $0.1 million, working capital deficit of approximately $21.6 million, and an accumulated deficit of approximately $60.4 million. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of September 30, 2022, its ability to settle convertible debt obligations through issuance of the Company’s shares, availability on the SouthStar facility to finance purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the next twelve months. As a result, the Company will need additional funds to support its obligations. The Company continues to explore a number of other possible solutions to its financing needs, including efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition. The Company will utilize its current contracts that are not limited to a single branch of government or a specific agency. These contracts can provide the Company an opportunity to attain new solutions and service type orders. The Company will also utilize SGS’s small business status to partner with prime contractors on larger orders. The Company currently has utilized SouthStar to finance purchase orders and it also has the ability to factor its receivables if needed to fund operations. In addition, the Company will need to increase its authorized common stock to settle convertible debt conversions.

If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, or is unable to attain new vendors, the Company will be required to downsize or wind down its operations through liquidation, bankruptcy, or sale of its assets. In addition, as of September 30, 2022, the Company has been reliant on its ability to liquidate Ethereum to continue to fund operations when needed, and as such, the Company does not currently have enough Ethereum on hand to fund operations through the next twelve months.

Our capital resources and operating results as of and through September 30, 2022, consist of the:

1) An overall working capital deficit of $21.6 million,

2) Cash and cash equivalents of $0.1 million,

3) Net cash used in operating activities of $6.9 million,

4) Net cash provided by investing activities of $6.4 million.

Liquidity and Capital Resources as of September 30, 2022, Compared to September 30, 2021

The Company’s net cash flow used in operating, investing and financing activities for the nine months ended September 30, 2022, and 2021 and certain balances as of the end of those periods are as follows (in thousands):

	For the Nine Months Ended September 30,
(Thousands, except per share data)	2022	2021
Net cash used in operating activities	$(6,941)	$(5,799)
Net cash provided by investing activities	6,423	3,095
Net cash provided by financing activities	-	6,905

Net (decrease) increase in cash	$(518)	$4,201

	September 30, 2022	December 31, 2021

Cash	$141	$659
Working capital (deficit)	$(21,609)	$(17,413)

Operating Activities:

Net cash used in operating activities during the nine months ended September 30, 2022, and 2021, was $(6.9) million and $(5.8) million, respectively. Net cash used in operating activities during the nine months ended September 30, 2022, consisted of the following (in thousands):

Net loss	$(10,034)
Non-cash income and expenses	2,667
Net change in operating assets and liabilities	426
Net cash used in operating activities	$(6,941)

The non-cash income and expenses of $2,667, consisted of (in thousands):

$430	Depreciation and amortization
119	Amortization of right of use asset
1,008	Loss on extinguishment of debt
(1,533)	Gain on settlement of vendor liabilities
(1,498)	Realized gain on sale of digital assets
2,494	Impairment of digital assets
1,559	Change in fair value of debt conversion feature
(263)	Change in fair value of share derivative liability
111	Stock-based compensation
240	Issuance of shares in exchange for services
$2,667	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities totaled $426 and consisted of the following (in thousands):

$2,099	Decrease in accounts receivable and other receivables
805	Prepaid assets and other current assets
(1,385)	Decrease in accounts payable
737	Increase in accrued liabilities and other payables
(35)	Operating lease liability
(1,795)	Operating cash flows – discontinued operations
$426	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash provided by investing activities during the nine months ended September 30, 2022, was approximately $6.4 million, primarily driven from proceeds from the sale of digital assets of $8 million, offset by Pre–funded right in Ostendo of $1.6 million. Net cash provided by financing activities for the nine months ended September 30, 2021, was approximately $3.1 million, also driven from the proceeds from the sale of digital assets of approximately $3.7 million, offset by investing activities for discontinued operations of approximately $0.6 million.

Financing Activities:

The company did not incur financing activities for the nine months ended September 30, 2022. Net cash used in financing activities during the nine months ended September 30, 2021, was approximately $7.9 million, primarily from the proceeds received for convertible debt of approximately $12.4 million, offset by the repayment of loans of approximately $3.3 million and convertible debt transaction fees paid of approximately $1.2 million.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, with assistance from other members of management. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of September 30, 2022, and based on this evaluation, our principal executive officer and principal financial officer concluded the disclosure controls and procedures were not effective as of that date due to the same material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 14, 2022 (the “Original 10-K”), as amended by Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on May 23, 2022 (the “Amendment”), and Amendment No. 2 on Form 10-K filed on June 1, 2022.

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

Changes in Internal Control over Financial Reporting

The Company’s restated its audited consolidated financial statements and notes for the years ended December 31, 2021, and 2020 included in Amendment No. 1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 23, 2022. The restatement on our financial statements, and the material weaknesses identified in our internal control over financial reporting identify that our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during the nine months ended September 30, 2022, have not been effective. Following the closing of the Merger, our management is still in the process of evaluating any related changes to our internal control over financial reporting as a result of this integration.

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

Our Articles of Incorporation, as amended, provide for 3,000,000,000 authorized shares of our common stock. As of November 14, 2022, we have 2,484,426,501 shares of common stock issued and outstanding. As of November 11, 2022, holders of our convertible debentures have delivered notices of conversion covering an aggregate of 617,635,347 shares of common stock. If we issued the shares that are subject to the notices of conversion that have been delivered, it would result in us issuing more shares than what we have authorized. Accordingly, in order to meet all of such obligations, we will need to amend our Articles of Incorporation, as amended, to increase the authorized shares of our common stock. We can give no assurance that we will obtain the requisite affirmative vote of our shareholders to so amend our Articles of Incorporation, as amended, which could materially adversely affect our financial condition and the market for our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

See Note 8, Short-term debt — 2021 Convertible Debentures & Warrants—Debenture Default, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.1	Voting Rights Plan dated September 6, 2022.	8-K	000-55924	4.1	9/6/2022
10.1†	Amendment No. 2, dated as of August 10, 2022, to Employment Agreement by and between Sysorex, Inc. and Vincent Loiacono	10-Q	000-55924	10.1	8/15/2022
10.2	Placement Agency Agreement, dated October 17, 2022, by and between the registrant and Joseph Gunnar & Co., LLC.	8-K	000-55924	10.1	10/19/2022
10.3	Securities Purchase Agreement, dated as of October 18, 2022, by and among the registrant and each of the each of the investors signatories thereto.	8-K	000-55924	10.2	10/19/2022
10.4	Form of Warrant 1.	8-K	000-55924	10.3	10/19/2022
10.5	Form of Warrant 2.	8-K	000-55924	10.4	10/19/2022
10.6	Form of Warrant 3.	8-K	000-55924	10.5	10/19/2022
10.7	Initial Registration Rights Agreement, dated as of October 18, 2022, by and among the registrant and each of the persons signatory thereto.	8-K	000-55924	10.6	10/19/2022
10.8	Piggyback Registration Rights Agreement, dated as of October 18, 2022, by and among the registrant and each of the persons signatory thereto.	8-K	000-55924	10.7	10/19/2022
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	Inline XBRL Instance Document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

†	Management contract or compensatory plan or arrangement.
#	This exhibit is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)