Form 10-K
period 2022-12-31
Sysorex, Inc.
filed 2023-06-13
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was $17,309,026 based on the closing price reported for such date on the OTCQB Marketplace.

As of June 12, 2023, the registrant had 2,484,426,501 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

SYSOREX, INC.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	We are currently in default under our convertible debentures. All our assets are encumbered to secure the payment of secured convertible debentures that will require payments if not previously converted to common stock;

●	Our existing and future debt obligations could impair our liquidity and financial condition. We are currently in default under our convertible debentures. If we are unable to meet our debt obligations, the lenders could foreclose on our assets;

●	We do not currently have enough authorized shares of common stock under our Articles of Incorporation, as amended, to meet all of our potential obligations to third parties;

●	Our ability to successfully integrate acquired businesses or new products, or to realize anticipated synergies in connection with mergers and acquisitions;

●	Our ability to address and respond to market conditions and risks in the digital asset industry and increased scrutiny by regulators;

●	General economic conditions and the regulatory environment relating to digital assets;

●	A decline in the popularity or acceptance of the digital asset systems, could adversely affect an investment in us;

●	Our cash position and our history of losses;

●	Our ability to achieve profitability;

●	Customer demand for the products and services we offer;

●	The impact of competitive or alternative services, products, technologies, and pricing;

●	Increased delays in delivery of product due to worldwide strain on supply chain primarily due to labor, raw material, and chip shortages;

●	General economic conditions and events and the impact they may have on us, on our customers, and on our potential customers;

●	A security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems;

●	Our ability to obtain adequate financing in the future; and

●	Our ability to continue as a going concern.

ii

●	our ability to complete strategic transactions, which may include acquisitions, mergers, dispositions, joint ventures, or investments.

●	lawsuits and other claims by third parties.

●	our success at managing the risks involved in the foregoing items.

●	the Restatement of our financial statements for the Affected Periods and the impact of such Restatement on our future financial statements and other financial measures.

●	The material weaknesses we identified in our internal control over financial reporting, our efforts to remediate such material weaknesses and the timing of remediation.

●	our common stock is now quoted on OTC Market’s Pink Tier as a result of failing to satisfy the minimum bid price requirement for the OTCQB;

●	authorized shares will be insufficient to convert debenture holders; and

●	other factors discussed in this report.

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

iii

PART I

ITEM 1: BUSINESS

Overview

Sysorex, Inc. through its wholly owned subsidiary, Sysorex Government Services, Inc. (“SGS”), provides information technology solutions primarily to the public sector. These solutions include cybersecurity, professional services, engineering support, IT consulting, enterprise level technology, networking, wireless, help desk and custom IT solutions. In addition to SGS, the Company has another wholly owned subsidiary, TTM Digital Assets &Technologies, Inc. (“TTM Digital”). TTM Digital is a digital asset technology company that previously operated specialized cryptocurrency mining processors and was previously focused on the Ethereum blockchain ecosystem. As of September 15, 2022, Ethereum switched from a Proof of Work model to a Proof of Stake model and as a result, the Company is no longer mining Ethereum or any other cryptocurrency. TTM Digital no longer holds any Ethereum or other crypto tokens or crypto assets at this time and does not conduct any mining activities and does not have any plans to mine crypto tokens in the future. TTM Digital is currently exploring alternative uses and sales opportunities for its Graphics Processing Units (“GPU”) assets and datacenter located in Lockport, NY. The Company had previously been in discussions with a third party to sell its mining assets and certain associated real property.

Overview of the Company’s Subsidiaries

Sysorex Government Services

SGS is a provider of information technology solutions from multiple vendors, including hardware products, software, services, including warranty and maintenance support, offered through our dedicated sales force, ecommerce channels, existing federal contracts and service team. Since our founding, we have served our customers by offering products and services from key industry vendors such as Aruba, Cisco, Dell, GETAC, Lenovo, Microsoft, Panasonic, Samsung, Symantec, VMware and others. We provide our customers with comprehensive solutions incorporating leading products and services across a variety of technology practices and platforms such as cyber, cloud, networking, security, and mobility. We utilize our professional services, consulting services and partners to develop and implement these solutions. Our sales and marketing efforts in collaboration with our vendor partners allow us to reach multiple customer public sector segments including federal, state and local governments, as well as educational institutions.

For the year ended December 31, 2022, our sales to federal, state and local governments accounted for approximately 100% of our SGS net sales. Our past customers have included, among others, federal and international government agencies and state and local governments. Although SGS has had many customers, two customers generated approximately 87% of SGS’s gross revenue during the year ended December 31, 2022. One customer accounted for 61% of SGS’s gross revenue in 2022; however, this customer may or may not continue to be a significant contributor to revenue in 2023. We plan to continue to focus our efforts on existing and potential government customers.

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

TTM Digital

TTM Digital is a digital asset technology company that previously operated specialized cryptocurrency mining processors and was previously focused on the Ethereum blockchain ecosystem. As noted in Overview, the Company is no longer mining Ethereum or any other cryptocurrency. TTM Digital no longer holds any Ethereum or other crypto tokens or crypto assets at this time, does not conduct any mining activities, and does not have any plans to mine crypto tokens in the future.

In the fall of 2021, the Company made the decision to divest certain mining equipment and the data center of the TTM Digital reporting unit and commenced discussions with a third party to execute an asset sale in the spring of 2022. On March 24, 2022, the Company executed Heads of Terms (“Heads of Terms”) with Ostendo Technologies, Inc. (“Ostendo”) which included certain binding and non-binding provisions. Pursuant to the Heads of Terms, the Company and Ostendo agreed to certain terms related to the Company’s sale of its Ethereum mining assets and certain associated real property (“Assets”) to Ostendo for Ostendo preferred stock. The parties agreed that the Assets to be sold would not include the Company’s Ether funds generated prior to and held at closing. The definitive terms of the sale of Assets were to be set forth in definitive transaction agreements to be executed by the parties. Additionally, pursuant to the Heads of Terms, the Company agreed to make a non-refundable deposit of $1,600,000 (“Deposit”) to be credited toward the purchase of an additional 166,667 shares of Ostendo’s preferred stock. The Company has in good faith worked with Ostendo to ensure all closing terms and closing conditions were mutually agreed upon, however, the parties have not entered into definitive transaction agreements and accordingly, it was determined in November 2022 that the transaction will not proceed. In November 2022, the Company requested that Ostendo issue, pursuant to the Heads of Terms, shares equal to the initial deposit made by the Company of $1,600,000. In November 2022, the Company received a certificate, dated November 14, 2022, for the shares, and thereafter, the Company received confirmation that the Certificate of Designations for the preferred stock had been filed and accepted by the California Secretary of State on November 14, 2022.

TTM Digital is exploring the possibility of hosting client computing and evaluating all of its options, including the sale of its assets. TTM Digital is actively talking with potential third-party buyers privately, the assets have not been listed for sale in any formal capacity at this time. The TTM Digital assets are tied to its 2021 private placement offering (convertible debt) as collateral, therefore any transactions related to the sale of TTM Digital assets would require approval of 66.7% of the debenture holders to allow for any sale of assets. TTM Digital is not using any assets to mine any cryptocurrency at this time and has no plans to mine any crypto assets at this time or in the future. Most of the TTM Digital assets can be utilized for Artificial Intelligence, Machine Learning, or other non-mining uses that require significant GPU computer resources. At this time the Company is exploring those uses in detail.

Employees

As of June 12, 2023, we had 14 full-time employees. We believe our employee relations to be good.

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

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should carefully consider the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or believe are not material may also become important factors that adversely affect our business. If any of the following risks occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected. In that event, the trading price of our Common Stock could decline, and you could lose part or all your investment.

Risks Related to our Business

We are currently in default under our convertible debentures. All our assets are encumbered to secure the payment of secured convertible debentures that will require payments if not previously converted to Common Stock.

We encumbered all our assets to secure the payment of indebtedness and accrued interest due on secured convertible debentures required to be repaid by approximately July 2022, subject to certain extensions, if not previously converted.

The Company’s outstanding obligations which encumber the Company’s assets to secure payment of certain secured convertible debt are as follows:

●	$15,272,017 worth of convertible debt on December 31, 2022, which encumber all of the Company’s assets to secure payment, and which are convertible into 43,634,338,259 shares of the Company’s common stock based on an assumed conversion price of $0.00035 per share using a May 30, 2023, 5-day VWAP with a 50% discount.

Because we are in default in repayment, our secured creditor could exercise its remedies, including the execution on all our assets, which would result in the termination of our activities. Unless we generate enough cash, we may not have sufficient funds to pay our debentures and other indebtedness when due. In such an event, we might be required to sell our assets and properties to meet our obligations, or to seek an extension to our debentures, or alternative debt or equity financing. This would also cause our stock price to decline and could make an investment in us worthless and would have a material adverse effect on our investors and the Company.

Even if we are able to cure our default on the debentures, the existence of these secured obligations and the terms of the securities purchase agreement may impair our ability to obtain capital from external sources in certain manners.

Our existing and future debt obligations could impair our liquidity and financial condition. We are currently in default under our convertible debentures. If we are unable to meet our debt obligations, the lenders could foreclose on our assets.

All of our assets are encumbered to secure the payment of secured convertible debentures that will require payments if not previously converted to common stock. We are currently in default on these debt obligations. Our debt and financial obligations:

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

We are in default under the secured convertible debentures. Since we have pledged substantially all of our assets to secure our obligations under the secured convertible debentures, the debt default could enable the lenders to foreclose on the assets securing such debt and could significantly diminish the market value and marketability of our common stock and could result in the acceleration of other payment obligations or default under other contracts.

We do not currently have enough authorized shares of common stock under our Articles of Incorporation, as amended, to meet all of our potential obligations to third parties.

Our Articles of Incorporation, as amended, provide for 3,000,000,000 authorized shares of our common stock. As of June 12, 2023, we have 2,484,426,501 shares of common stock issued and outstanding. As of December 31, 2022, holders of our convertible debentures have delivered notices of conversion covering an aggregate of 1,159,494,989 shares of common stock. If we issued the shares that are subject to the notices of conversion that have been delivered, it would result in us issuing more shares than we have authorized. Accordingly, in order to meet all of these obligations, we will need to amend our Articles of Incorporation, as amended, to increase the authorized shares of our common stock. We can give no assurance that we will obtain the requisite affirmative vote of our shareholders to so amend our Articles of Incorporation, as amended, which could materially adversely affect our financial condition and the market for our shares.

We have a history of operating losses and our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

As of December 31, 2022, the Company had an approximate cash balance of $0.03 million, working capital deficit of approximately $18.1 million, and an accumulated deficit of approximately $61.4 million. In an effort to raise capital, on October 18, 2022, the Company completed a $.5 million private placement, and subsequent to December 31, 2022, the Company sold investments in certain preferred shares held for approximately $0.18 million to a related party. Despite these efforts to raise capital, the aforementioned factors continue to raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company does not believe that its capital resources as of December 31, 2022, its ability to settle a portion of existing convertible debt obligations through issuance of the Company’s shares, availability on the SouthStar facility to finance cash advances to suppliers, purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the next twelve months. Additionally, the Company is in default on the aforementioned convertible debt, which was due to be repaid in July 2022, and is accruing related interest, late fees and other penalties. As a result of the above factors, the Company will need additional funds to fulfil its obligations. On September 22, 2022, the shareholders of the Company approved the authorization of 3 billion shares of common stock, however, all of the Company’s authorized shares have been issued or reserved since October 21, 2022, resulting in unfilled conversion notices and an inability to fill potential future conversion notices from convertible debt holders. In order for the Company to fulfil any further conversion obligations, the Company would need to receive approval from the Financial Industry Regulatory Authority (“FINRA”) for a reverse stock-split and obtain shareholder approval for an increase in authorized shares. Existing unfilled conversion notices received in excess of available and authorized shares as of June 12, 2023, total 1,159,494,989. In order to satisfy all possible conversion obligations from existing debtholders as of December 31, 2022, the Company estimates a share deficit of approximately 43.4 billion shares based on the 3 billion currently authorized. Given these circumstances, it is improbable that the Company will be able to satisfactorily fulfil such obligations, even if the above steps are successfully taken.

The Company continues to explore a number of other possible solutions to its financing needs, including efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition. The Company will utilize its current contracts that are not limited to a single branch of government or a specific agency as these contracts can provide the Company with an opportunity to attain new solutions and service type orders. The Company will also utilize SGS’s small business status to partner with prime contractors on larger orders. The Company currently utilizes SouthStar to finance purchase orders and it also can factor its receivables if needed to fund operations. After considering the plans to alleviate substantial doubt, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

If the Company is unable to raise additional capital on terms acceptable to the Company and on a timely basis, or is unable to attain new vendors, the Company will be required to downsize or wind down its operations through liquidation, bankruptcy, or sale of its assets. In addition, up until September 15, 2022, the Company had been reliant on its ability to liquidate Ethereum to continue to fund operations when needed, however the Company is no longer mining Ethereum and as such, the Company will not be able to fund operations through the liquidation of Ethereum for the next twelve months.

Our capital resources and operating results, as of and through December 31, 2022, consist of the (i) an overall working capital deficit of $18.1 million, (ii) cash and cash equivalents of $0.03 million, of (iii) net cash used in operating activities of $7.5 million, (iv) net cash provided by investing activities of $6.5 million, and (v) net cash provided by financing activities of $0.4 million.

We have material weaknesses in our internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act requires annual management assessments of the effectiveness of our internal control over financial reporting. Our management assessed the effectiveness of our disclosure controls and procedures as of December 31, 2022 and concluded that we had material weaknesses in our internal control over financial reporting and therefore, our disclosure controls and procedures may not be effective in providing material information required to be included in any future periodic SEC filings on a timely basis and to ensure that information required to be disclosed in any future periodic SEC filings is accumulated and communicated to our management to allow timely decisions regarding required disclosure about our internal control over financial reporting. See “Item 9A: Controls and Procedures.” More specifically, our internal control over financial reporting was not effective due to the following material weaknesses:

1.	The Company does not have a formal top-down risk assessment process or cyber risk assessment to identify significant process areas, underlying key controls, nor does the Company have a monitoring process in place to monitor internal control over financial reporting.

2.	The Company did not properly design or maintain effective entity level monitoring controls over the financial close and reporting process. The Company’s controls surrounding the review of financial statements, vendor agreements, key reconciliations and accounting for complex transactions were not designed and did not operate at a level of precision that would prevent or detect a material misstatement.

3.

The Company did not design and implement appropriate user access controls to ensure segregation of duties that would adequately restrict user access to financially significant information systems, and schedules, specifically surrounding mining revenue and mining equipment.

4.	The Company has not implemented formalized and documented detective compensating controls over significant process areas integral to financial reporting that mitigate insufficient segregation of duties.

5.	The Company did not properly design or maintain effective controls over its service organizations and IT vendors. More specifically, the Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate or have controls in place to review the applicable complementary user entity controls described in service organizations’ reports for their potential impact on the Company’s financial reporting.

Although management has started to implement, and will continue to implement, actions to remediate the underlying causes of the control deficiencies that gave rise the material weaknesses, we cannot provide any assurance that the remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

On May 17, 2022, subsequent to the evaluation as of December 31, 2021, management, in agreement with the audit committee of the Company’s Board of Directors, determined that the previously issued financial statements for the Affected Periods (as hereinafter defined) should no longer be relied upon and required restatement. Accordingly, the Company filed an amendment on Form 10-K (the “10-K Amendment”) to restate the Company’s previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2021, as well as to provide restated interim financial information as of September 30, 2021 and for the three and nine months then ended (collectively, the “Affected Periods”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, with the Securities and Exchange Commission (the “SEC”) on April 14, 2022 (the “Original Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the “Form 10-Q”). As discussed in Note 1A, “Restatement of Consolidated Financial Statements,” of the notes to the accompanying consolidated financial statements as of and for the year ended December 31, 2022 included from previously reported information for the year ended December 31, 2021, the correction of certain errors, as discussed in the 10-K Amendment, from previously reported information for the year ended December 31, 2021, has resulted in an increase in net loss of $8.4 million, primarily as a result of a $6.3 million in expense related to the revaluation on the derivative conversion liability, an increase in interest expense of $0.9 million, and an increase in the loss contingency on debt default of $1.2 million. See “Risk Factors—Risks Related to Restatement of Our Consolidated Financial Statements.”

If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses or other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control over financial reporting and disclosure controls and procedures, our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

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

We are subject to pending claims for non-payment by certain vendors in an aggregate amount of approximately $1.1 million including interest as of December 31, 2022, which is approximately 8% of our total assets. We may also be a party to other claims that arise from time to time in the ordinary course of our business, which may include those related to, for example, contracts, sub-contracts, protection of confidential information or trade secrets, adversary proceedings arising from customer bankruptcies, employment of our workforce and immigration requirements or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We may also be required to initiate expensive litigation or other proceedings to protect our business interests. There is a risk that we will not be successful or otherwise be able to satisfactorily resolve any pending or future litigation. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, litigation costs and attorneys’ fees, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves), could have a material adverse effect on our business, financial condition, results of operations and cash flows. Due to recurring losses and net capital deficiency, our current financial status may increase our default and litigation risks and may make us more financially vulnerable in the face of pending or threatened litigation. See “—Risks Related to our Business—We are currently in default under our convertible debentures. All our assets are encumbered to secure the payment of secured convertible debentures that will require payments if not previously converted to Common Stock.”

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

Risks Related to Out Former Cryptocurrency Mining Business

The recent transition of Ethereum to proof-of-stake validation caused us to cease mining Ethereum and all other crypto currencies.

Proof-of-stake is an alternative method in validating cryptocurrency transactions. Now that Ethereum has transitioned to proof-of-stake, our data mining assets can no longer mine Ethereum as of September 15, 2022, and as such, all revenues from mining operations have ceased. The Company is no longer mining Ethereum or any other cryptocurrency. TTM Digital no longer holds any Ethereum or other crypto tokens or crypto assets currently and does not conduct any mining activities and does not have any plans to mine crypto tokens in the future.

It may be illegal now, or in the future, to acquire, own, hold, sell or use digital assets in one or more countries.

The United States has current regulations in place applicable to digital assets, including with respect to when digital assets may be a security for purposes of the U.S. federal securities laws. Additionally, the recent bankruptcy filings of FTX, the third largest digital asset exchange by volume at the time of its filing, and its affiliated hedge fund Alameda Research LLC, in addition to other bankruptcy filings of crypto companies throughout calendar year 2022, the industry has faced increased regulatory scrutiny from  U.S. regulatory agencies such as the SEC and CFTC. On June 5, 2023, the SEC filed lawsuits against cryptocurrency exchanges Coinbase and Binance. Additionally, the United States, one or more countries such as China, India, and Russia may take further regulatory actions in the future that severely restricts the right to acquire, own, hold, sell, or use digital assets or to exchange digital assets for fiat currency. Such an action may also result in the restriction of ownership, holding, or trading in our securities. Such restrictions may adversely affect an investment in us. For example, the Bank of England, in June of 2021, issued a paper for comments in which it explains that stablecoins should have the same regulations as fiat currencies.

The SEC has been active in asserting its jurisdiction over Initial Coin Offerings (“ICO”) and digital assets and in bringing enforcement cases. The SEC has directed enforcement activity toward digital assets, and more specifically, ICOs. The SEC has issued guidance and made numerous statements regarding the application of securities laws to digital assets. For example, on July 25, 2017, the SEC issued a Report of Investigation (the “Report”) which concluded that “DAO Tokens” offered and sold by the Decentralized Autonomous Organization (“DAO”), a digital decentralized autonomous organization and investor-directed venture capital fund for digital assets, were issued for the purpose of raising funds. The Report concluded that these tokens were “investment contracts” within the meaning of Section 2(a)(1) of the Securities Act and Section 3(a)(10) of the Exchange Act, and therefore securities subject to the federal securities laws. In December 2017, the SEC issued a cease-and-desist letter ordering a company to stop its initial coin offering of tokens on the grounds that it failed to file a registration statement or qualify for an exemption from registration. Similar to the tokens issued by the DAO, the SEC found that these tokens satisfied the definition of an “investment contract,” and were therefore subject to the federal securities laws.

In September 2017, the SEC created a new division known as the “Cyber Unit” to address, among other things, violations involving distributed ledger technology and ICOs, and filed a civil complaint in the Eastern District of New York charging a businessman and two companies with defrauding investors in a pair of so-called ICOs purportedly backed by investments in real estate and diamonds. Subsequently, the SEC has filed several orders instituting cease-and-desist proceedings against certain entities in connection with their unregistered offerings of tokens for failing to register a hedge fund formed for the purpose of investing in digital assets as an investment company for failing to register as a broker-dealer, even though it did not meet the definition of an exchange for failing either to register as a national securities exchange or to operate pursuant to an exemption from registration as an exchange after creating a platform that clearly fell within the definition of an exchange.

On March 9, 2022, President Biden signed an executive order on cryptocurrencies. While the executive order did not mandate any specific regulations, it instructs various federal agencies to consider potential regulatory measures, including the evaluation of the creation of a U.S. Central Bank digital currency. We cannot be certain as to how future regulatory developments will impact the treatment of digital assets under the law, including, but not limited to, whether digital assets will be classified as a security, commodity, currency and/or new or other existing classification. Such additional regulations may result in extraordinary, non-recurring expenses, thereby materially and adversely affecting an investment in us. If we determine not to comply with such additional regulatory and registration requirements, we may seek to cease certain or all of our operations. Any such action could have a material adverse effect on our business, financial condition and results of operations. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our common stock. On April 4, 2022, shortly after President Biden’s executive order, SEC Chairman Gary Gensler announced that he has instructed the SEC staff to work (i) to register and regulate digital asset platforms like securities exchanges; (ii) with the CFTC on how to jointly address digital asset platforms that trade both securities and non-securities; (iii) on segregating out digital asset platforms’ custody of customer assets, if appropriate; and (iv) on segregating out the market making functions of digital asset platforms, if appropriate. These efforts have a high likelihood or result in new interpretations or regulations that would have material effects on our business that are impossible to predict.

Although we previously engaged in the mining of cryptocurrency, and previously held cryptocurrency assets, the Company no longer holds any Ethereum or other crypto tokens or crypto assets at this time and the company does not conduct any mining activities and does not have any plans to mine crypto tokens in the future.

Recent bankruptcies and financial distress among crypto asset market participants have caused widespread disruption in the crypto asset markets which may cause reputational harm to the Company.

The recent bankruptcies and financial distress among crypto asset market participants have caused widespread disruption in the crypto asset markets. Additionally, although we are not directly connected to the recent cryptocurrency market events, we may still suffer reputational harm due to our association with the cryptocurrency industry in light of the recent disruption in the crypto asset markets. Although we previously engaged in the mining of cryptocurrency, and previously held cryptocurrency assets, the Company no longer holds any Ethereum or other crypto tokens or crypto assets at this time and the company does not conduct any mining activities and does not have any plans to mine crypto tokens in the future. The recent disruptions in the crypto asset markets have caused regulators, such as the SEC, to more closely focus on companies with any level of involvement in crypto assets, whether past or present, such as the Company. With the recent developments in the market, our assets (GPUs and datacenter) may be impacted from a valuation perspective due to the uncertainty in the market. GPUs, which are typically used to mine cryptocurrencies, have returned to pricing that is closer to retail value rather than overvalued (i.e., marked up above retail due to supply constraints and demand). Additionally, there has been general reputational harm to the market due to the volatility of crypto exchanges, which has affected crypto token pricing negatively as well as pricing of mining equipment. The Company has minimized its impact, since it stopped mining crypto tokens on September 15, 2022, and the Company liquidated its crypto token holdings before the mass disruption in the market due to bankruptcies and increased risks in the market. Additionally, the Company’s crypto assets were not based on client holdings and crypto tokens were mined for the benefit of the Company and its shareholders’ value. However, the volatility in the market has caused the Company’s assets (GPUs and datacenter) to decline in value. The Company no longer holds any Ethereum or other crypto tokens or crypto assets at this time and the company does not conduct any mining activities and does not have any plans to mine crypto tokens in the future.

Our business, financial condition, share price and results of operations may still be adversely affected by recent cryptocurrency industry-wide developments beyond our control.

Even though neither TTM Digital nor the Company holds any cryptocurrency assets at this time, our business, financial condition, share price and results of operations may still be adversely affected by recent cryptocurrency industry-wide developments beyond our control, including the continued industry-wide fallout from the recent Chapter 11 bankruptcy filings of cryptocurrency exchanges FTX Trading Ltd., et al. (“FTX”) (including its affiliated hedge fund Alameda Research LLC), crypto hedge fund Three Arrows Capital (“Three Arrows”) and crypto lenders Celsius Network LLC, et al. (“Celsius”), Voyager Digital Ltd., et al. (“Voyager”) and BlockFi Inc., et al. (“BlockFi”). Although our former cryptocurrency mining business has no exposure to any of the cryptocurrency market participants that recently filed for Chapter 11 bankruptcy; we have no assets, material or otherwise, that may not be recovered due to these bankruptcies; and we have no exposure to any other counterparties, customers, custodians or other crypto asset market participants known to have (i) experienced excessive redemptions or suspended redemptions or withdrawal of crypto assets, (ii) their crypto assets of their customers unaccounted for, or (iii) experienced material corporate compliance failures; and our other business activities are unaffected by the recent crypto market events; our business, financial condition, share price and results of operations may not be immune to unfavorable investor sentiment resulting from these recent developments in the broader cryptocurrency industry.

Although we previously engaged in the mining of cryptocurrency, and previously held cryptocurrency assets, the Company no longer holds any Ethereum or other crypto tokens or crypto assets at this time and the company does not conduct any mining activities and does not have any plans to mine crypto tokens in the future. With the aforementioned developments in the market, our assets (GPUs and datacenter) may be impacted from a valuation perspective due to the uncertainty in the market. GPUs, which are typically used to mine cryptocurrencies, have returned to pricing that is closer to retail value rather than overvalued (i.e., marked up above retail due to supply constraints and demand). Additionally, there has been general reputational harm to the market due to the volatility of crypto exchanges, which has affected crypto token pricing negatively as well as pricing of mining equipment. The Company has minimized its impact, since it stopped mining crypto tokens on September 15, 2022, and the Company liquidated its crypto token holdings before the mass disruption in the market due to bankruptcies and increased risks in the market. Additionally, the Company’s crypto assets were not based on client holdings and crypto tokens were mined for the benefit of the Company and its shareholders’ value. However, the volatility in the market has caused the Company’s assets (GPUs and datacenter) to decline in value. The Company no longer holds any Ethereum or other crypto tokens or crypto assets at this time and the company does not conduct any mining activities and does not have any plans to mine crypto tokens in the future.

The Company may be at a higher risk of litigation and other legal proceedings due to heightened regulatory scrutiny of the cryptocurrency industry, which could ultimately be resolved against the Company requiring future cash payments or charges, which could impair the Company’s financial condition and results of operations.

Although we previously engaged in the mining of cryptocurrency, and previously held cryptocurrency assets, the Company no longer holds any Ethereum or other crypto tokens or crypto assets at this time and the Company does not conduct any mining activities and does not have any plans to mine crypto tokens in the future. The cryptocurrency aspect of the Company’s former business could make it susceptible to various claims, both in litigation and binding arbitration proceedings, legal proceedings, and government investigations, due to the heightened regulatory scrutiny following the recent disruptions in the crypto asset markets. The Company believes that since cryptocurrency mining, and the digital asset industry generally, is a relatively new business sector, it is more likely subject to government investigation and regulatory determination, particularly following the recent cryptocurrency market participant bankruptcies described elsewhere herein. Any claims, regulatory proceedings or litigation that could arise in the course of the Company’s business could have a material adverse effect on the Company and its business or operations.

Risks Related to Restatement of Our Consolidated Financial Statements

We had to restate our previously issued consolidated financial statements, as previously disclosed, and as disclosed in the Amendments to our Form 10-K for the year ended December 31, 2021. We have identified material weakness in our internal control over financial reporting for the year ended December 31, 2022. If we are unable to develop and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and may adversely affect our business, financial condition, and results of operations.

On May 17, 2022, subsequent to the evaluation as of December 31, 2021, management, in agreement with the audit committee of the Company’s Board of Directors, determined that the previously issued financial statements for the Affected Periods (as hereinafter defined) should no longer be relied upon and required restatement. We then filed Amendment No. 1 to our Form 10-K for the year ended December 31, 2021 (the “Amendment No. 1”) on May 23, 2022 to restate the Company’s previously issued consolidated financial statements and financial information as of and for the fiscal year ended December 31, 2021, as well as to provide restated interim financial information as of September 30, 2021 and for the three and nine months then ended (collectively, the “Affected Periods”), contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, with the Securities and Exchange Commission (the “SEC”) on April 14, 2022 (the “Original Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 (the “Form 10-Q”). On June 1, 2022, we filed Amendment No. 2 to our Form 10-K because Amendment No. 1 contained a typographical error on the date of the audit report of Friedman LLP (“Friedman”). Although Friedman’s audit report was dated April 14, 2022, except for the effects of the restatement discussed in Note 1A, Note 12, Note 13, and Note 19 to the consolidated financial statements, as to which the date is May 23, 2022, the copy of Friedman’s audit report that was included in Amendment No. 1 incorrectly included a date of April 13, 2022 (instead of April 14, 2022). Amendment No. 2 on Form 10-K (“Amendment No. 2”) was filed to correct the typographical error regarding the date on Friedman’s audit report, such that the date of Friedman’s audit report is April 14, 2022, except for the effects of the restatement discussed in Note 1A, Note 12, Note 13, and Note 19 to the consolidated financial statements, as to which the date is May 23, 2022.

As discussed in Note 1A, “Restatement of Consolidated Financial Statements,” of the notes to the accompanying consolidated financial statements as of and for the year ended December 31, 2021 included in Amendment No. 1 and Amendment No. 2, the correction of certain errors, as discussed in Amendment No. 1 and Amendment No. 2, from previously reported information for the year ended December 31, 2021, has resulted in an increase in net loss of $8.4 million, primarily as a result of a $6.3 million in expense related to the revaluation on the derivative conversion liability, an increase in interest expense of $0.9 million, and an increase in the loss contingency on debt default of $1.2 million.

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

The Company’s management, in agreement with the audit committee of the Company’s Board of Directors, have determined that the previously issued financial statements for the Affected Periods should no longer be relied upon due to this error and require restatement. Amendment No. 1 and Amendment No. 2 (i) reflect the changes discussed above for the Affected Periods, (ii) restates the Company’s consolidated financial statements as and for the year ended December 31, 2021, and (iii) provides restated unaudited financial information as of September 30, 2021, and for the three and nine months then ended. The error does not impact the Company’s consolidated financial statements for the quarters ended March 31, 2021, or June 30, 2021.

As a result of the factors described above, the Company has included in Amendment No. 1 and Amendment No. 2 the restated consolidated financial statements as of and for the year ended December 31, 2021:

●	Total net loss – Restated to reflect the understatement of total other income (expense), and net loss by $8.4 million for the year ended December 31, 2021

●	Liabilities and accumulated deficit – Restated to reflect the understatement of liabilities and accumulated deficit by $8.4 million as of December 31, 2021

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

Any failure to maintain effective internal control over financial reporting could adversely impact on our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. In either case, there could be a material adverse effect on our business, financial condition, and results of operations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

As a result of the Restatement and the identified material weaknesses, and other matters that may in the future be raised by the SEC, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and/or the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Registration Statement, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could adversely affect our business, financial condition, and results of operations.

Risk Factors Relating to Our Common Stock

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for you to resell your common stock.

Our common stock is quoted on the Pink Tier of the OTC Markets Group, Inc. (“OTC Markets”). Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in your having difficulty reselling any shares in our common stock.

The market price of our common stock is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for several reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Our common stock is currently a “penny stock” under SEC rules. It may be more difficult to resell securities classified as “penny stock.”

Our common stock is currently a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). If our common stock becomes listed on the Nasdaq Capital Market, it will not be considered “penny stock,” however, if we are unable to maintain that listing and our common stock is no longer listed on the Nasdaq Capital Market, unless we maintain a per-share price above $5.00, our common stock will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

If the benefits of any proposed acquisition do not meet the expectations of investors, stockholders or financial analysts, the market price of our common stock may decline.

If the benefits of any proposed acquisition do not meet the expectations of investors or securities analysts, the market price of our common stock prior to the closing of the proposed acquisition may decline. The market values of our common stock at the time of the proposed acquisition may vary significantly from their prices on the date the acquisition target was identified.

In addition, broad market and industry factors may materially harm the market price of our common stock irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

Being a public company results in additional expenses, diverts management’s attention, and could also adversely affect our ability to attract and retain qualified directors.

As a public reporting company, we are subject to the reporting requirements of the Exchange Act. These requirements generate significant accounting, legal and financial compliance costs and make some activities more difficult, time-consuming, or costly and may place significant strain on our personnel and resources. The Exchange Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

As a result, management’s attention may be diverted from other business concerns, which could have an adverse and even material effect on our business, financial condition, and results of operations. These rules and regulations may also make it more difficult and expensive for us to obtain director and officer liability insurance. If we are unable to obtain appropriate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, could be adversely impacted.

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

As a public reporting company with less than $1,235,000,000 in revenue during our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations (“MD&A”); and

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act.

We intend to take advantage of all these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or Chief Executive Officer pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1,235,000,000 in annual revenues, have more than $700 million in market value of our Common Stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period. Further, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e., the market value of common equity held by non-affiliates) of less than $250 million as of the last business day of our most recently completed second fiscal quarter.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal control over financial reporting has weaknesses and conditions that require correction or remediation. For the year ended December 31, 2022, we identified a material weakness in our assessment of the effectiveness of disclosure controls and procedures. Our internal control over financial reporting was not effective due to the following material weaknesses:

1.

The Company does not have a formal top-down risk assessment process or cyber risk assessment to identify significant process areas, underlying key controls, nor does the Company have a monitoring process in place to monitor internal control over financial reporting.

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

4.	The Company has not implemented formalized and documented detective compensating controls over significant process areas integral to financial reporting that mitigate insufficient segregation of duties.

5.	The Company did not properly design or maintain effective controls over its service organizations and IT vendors. More specifically, the Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate or have controls in place to review the applicable complementary user entity controls described in service organizations’ reports for their potential impact on the Company’s financial reporting.

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

If we fail to comply with the rules under the Sarbanes-Oxley Act related to disclosure controls and procedures in the future, or, if we continue to have material weaknesses or other deficiencies in our internal control and accounting procedures and disclosure controls and procedures, our stock price could decline significantly and raising capital could be more difficult. If additional material weaknesses or significant deficiencies are discovered or if we otherwise fail to address the adequacy of our internal control over financial reporting and disclosure controls and procedures, our business may be harmed. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our securities could drop significantly.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months, subject only to the current public information requirement. Affiliates may sell after six months, subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements. Of the approximately 2,484,426,501 shares of our common stock outstanding as of June 12, 2023, approximately 1,933,270,220 shares are tradable without restriction. Given the limited trading of our common stock, resale of even a small number of shares of our common stock pursuant to Rule 144 or an effective registration statement may adversely affect the market price of our common stock.

We have never paid dividends on our common stock and have no plans to do so in the future.

Holders of shares of our common stock are entitled to receive such dividends as may be declared by our board of directors. To date, we have paid no cash dividends on our shares of common stock, and we do not expect to pay cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to provide funds for the operations of our business. Therefore, any return investors in our common stock may have will be in the form of appreciation, if any, of the market value of their shares of common stock. See “Dividend Policy.”

We will indemnify and hold harmless our officers and directors to the maximum extent permitted by Nevada law.

Our bylaws provide that we will indemnify and hold harmless our officers and directors against claims arising from our activities to the maximum extent permitted by Nevada law. If we were called upon to perform under our indemnification agreement, then the portion of our assets expended for such a purpose would reduce the amount otherwise available for our business.

The planned Reverse Stock Split may decrease the liquidity of the shares of our common stock.

On June 15, 2022, the Company’s Board of Directors approved to affect a reverse stock split of the Company’s outstanding shares of common stock, par value $0.00001 per share, at a ratio of no less than 1-for-500 and no more than 1-for-1,000, with such ratio to be determined at the sole discretion of the Board of Directors. On September 22, 2022, the Company held its 2022 virtual annual meeting of stockholders, at which the Company’s stockholders voted in favor of, among other matters, to effect a reverse stock split of the Company’s outstanding shares of common stock, par value $0.00001 per share, at a ratio of no less than 1-for-500 and no more than 1-for-1,000, with such ratio to be determined at the sole discretion of the Board of Directors. On November 1, 2022, the Company’ Board of Directors approved an Articles of Amendment to the Company’s Articles of Incorporation to affect a 1 for 1,000 reverse stock split (“Reverse Stock Split”) of the Company’s common stock. The current status of the Reverse Stock Split is that the Company has notified the Financial Industry Regulatory Authority (FINRA) of the Reverse Stock Split, which will not be effective until FINRA processes it, and at such time we’ll file the Articles of Amendment with the State of Nevada to effectuate the Reverse Stock Split. The liquidity of the shares in our common stock may be affected adversely by the planned Reverse Stock Split given the reduced number of shares outstanding following the Reverse Stock Split. In addition, the planned Reverse Stock Split may have increased the number of shareholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such shareholders to experience an increase in the cost of selling their shares and greater difficulty affecting such sales.

Our common stock is now quoted on OTC Market’s Pink Tier as a result of failing to satisfy the minimum bid price requirement for the OTCQB.

Our common stock is now quoted on OTC Markets Group, Inc. (“OTC Markets”) Pink Tier under the symbol “SYSX,” as a result of failing to satisfy the minimum bid price requirement for the OTCQB. Our common stock was previously quoted on the OTCQB Tier under the symbol “SYSX.” In order to be in compliance with OTCQB Standards, among other things, a company must maintain a minimum closing bid price of $0.01 per share on at least one of the prior 30 consecutive calendar days. Further, pursuant to the OTCQB Standards, in the event that a company’s closing bid price falls below $0.001 at any time for five consecutive trading days, such company will be immediately removed from OTCQB. Effective November 25, 2022, the Company’s common stock was removed by OTC Markets from the OTCQB as a result of failing to satisfy the minimum bid price requirement for the OTCQB, and as of such date began being quoted on the OTC Market’s Pink Tier.

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

ITEM 3: LEGAL PROCEEDINGS

There is no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

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

On December 14, 2021, the Company became aware that a Confession of Judgment (the “Confession of Judgment”) had been entered against the Company in the Superior Court of the State of California, County of Santa Clara by Tech Data on September 24, 2021. The Confession of Judgement is entered for a total sum of $5,942,559.05, which is comprised of the principal sum of $3,341,801.80 and prejudgment interest in the sum of $2,600,757.25. Following a negotiation with Tech Data, the Company was able to reduce the Award by more than $4.2 million, and on January 13, 2022, the Company and Tech Data entered into a Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid $1,375,000 on January 14, 2022. The Company recognized a gain on settlement of $1.5 million. The Award was deemed satisfied in full. Among other things, Tech Data agreed to file an acknowledgment of full satisfaction of judgment attached as an exhibit to the Settlement Agreement, not take any further action against the Company in connection with or relating to the Judgment, and release the Company and its representatives from any and all claims, including the Judgment, which Tech Data may have against the Company based upon any transaction that occurred at any time before the date of the Settlement Agreement.

On June 3, 2022, the Company became aware that a Complaint had been entered against the Company in the United States District Court Southern District of New York by ProActive Capital Partners, L.P, a convertible debenture holder. The Complaint is entered for injunctive relief to honor is stock conversion, recover damages, and receive payments due under the Debenture agreement. The convertible debenture principal and interest of $0.2 million is recorded in the consolidated balance sheets – accrued liabilities for the year ended December 31, 2022.  The notice of conversion to convert its convertible debt to shares of the Company’s stock will be honored.

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

ITEM 4: MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Shares of our common stock trade on the OTC Markets, Pink Tier under the symbol “SYSX.” The following table sets forth the high and low closing prices for our common stock for each quarterly period during the years ended December 31, 2022, and 2021, as reported by the OTC Markets. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Common Stock
	High	Low
Year Ended December 31, 2021:
January 1, 2021, through March 31, 2021	$3.40	$0.30
April 1, 2021, through June 30, 2021	$15.00	$0.79
July 1, 2021, through December 31, 2021	$4.05	$0.68
October 1, 2021, through December 31, 2021	$0.97	$0.19
Year Ended December 31, 2022:
January 1, 2022, through March 31, 2022	$0.23	$0.02
April 1, 2022, through June 30, 2022	$0.11	$0.005
July 1, 2022, through September 31, 2022	$0.04	$0.003
October 1, 2022, through December 31, 2022	$0.004	$0.0005

The closing price of our common stock on the OTC Markets, Pink Tier on June 5, 2023, was $0.0008.

Stockholders of Record

As of December 31, 2022, there were 219 stockholders of record of our common stock. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of record are held through banks, brokers, other financial institutions, and registered clearing agencies.

Dividend Policy

We have never declared nor paid any cash dividends to stockholders. We do not currently expect to pay dividends on our capital stock. The payment of any dividends in the future, and the timing and amount thereof, is within the discretion of our board of directors. The board’s decisions regarding the payment of dividends will depend on many factors, such as our financial condition, earnings, capital requirements, debt service obligations, restrictive covenants in any debt instrument, industry practice, legal requirements, regulatory constraints, and other factors that the board deems relevant. Our ability to pay dividends will depend on our ongoing ability to generate cash from operations. We cannot guarantee that we will pay a dividend in the future or continue to pay any dividends if we begin paying dividends.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Part III, Item 11 of this report.

Performance Graph

Pursuant to the accompanying instructions, the information called for by Item 201 I of Regulation S-K is not required.

Unregistered Sales of Securities and Use of Proceeds

On October 18, 2022, the Company entered into a Securities Purchase Agreement (the “SPA”), dated as of October 18, 2022, by and among the Company and each of the each of the investor’s signatories thereto (each an “Investor” and collectively, the “Investors”). Pursuant to the terms of the SPA, the Company agreed to sell to each Investor a number of Units of securities of the Company (each, a “Unit”), at a purchase price of $0.001 per Unit, with each Unit being comprised of: (i) one share of common stock (each, a “Purchased Share” and collectively, the “Purchased Shares”); (ii) a warrant to acquire one share of common stock at an exercise price of $0.001 per share, which exercise price will not be subject to adjustment as a result of any forward or reverse split of the common stock (each, a “Warrant 1”); and (iii) a warrant to acquire one share of common stock at an exercise price of $0.001 per share, which exercise price will not be subject to adjustment as a result of any forward or reverse split of the common stock (each, a “Warrant 2”). The Investors, collectively, subscribed for a total of 500,000,000 Units, consisting of 500,000,000 shares of common stock, warrant 1s to acquire 500,000,000 shares of common stock, and Warrant 2s to acquire 500,000,000 shares of common stock, for total consideration payable to the Company of $500,000.

The above shares have been sold and issued in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506(b) of Regulation D promulgated thereunder.

ITEM 6: [RESERVED]

ITEM 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis here and throughout the Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors”.

Overview of the Company’s Subsidiaries

Sysorex Government Services

SGS is a provider of information technology solutions from multiple vendors, including hardware products, software, services, including warranty and maintenance support, offered through our dedicated sales force, ecommerce channels, existing federal contracts and service team. Since our founding, we have served our customers by offering products and services from key industry vendors such as Aruba, Cisco, Dell, GETAC, Lenovo, Microsoft, Panasonic, Samsung, Symantec, VMware and others. We provide our customers with comprehensive solutions incorporating leading products and services across a variety of technology practices and platforms such as cyber, cloud, networking, security, and mobility. We utilize our professional services, consulting services and partners to develop and implement these solutions. Our sales and marketing efforts in collaboration with our vendor partners allow us to reach multiple customer public sector segments including federal, state and local governments, as well as educational institutions.

The consolidated financial statements present the combined results of operations, financial condition, and cash flows of Sysorex and its subsidiaries. These financial statements were prepared on a combined basis because the operations were under common control. All intercompany accounts and transactions have been eliminated between the combined entities.

TTM Digital

TTM Digital is a digital asset technology company that previously operated specialized cryptocurrency mining processors and was previously focused on the Ethereum blockchain ecosystem. As of September 15, 2022, Ethereum switched from a Proof of Work model to Proof of Stake model and as a result, the Company is no longer mining Ethereum or any other cryptocurrency.

The Company made the decision to divest certain mining equipment and the data center of the TTM Digital reporting unit and commenced discussions with a third party to execute an asset sale in the spring of 2022. On March 24, 2022, the Company executed Heads of Terms (“Heads of Terms”) with Ostendo Technologies, Inc. (“Ostendo”). Pursuant to the Heads of Terms, the Company and Ostendo agreed to certain terms related to the Company’s sale of its Ethereum mining assets and certain associated real property (“Assets”) to Ostendo for Ostendo preferred stock. The Company agreed to make a non-refundable deposit of $1,600,000 (“Deposit”) to be credited toward the purchase of an additional 166,667 shares of Ostendo’s preferred stock. The Company has in good faith worked with Ostendo to ensure all closing terms and closing conditions were mutually agreed upon, however, the parties have not entered into definitive transaction agreements and accordingly, it was determined in November 2022 that the transaction will not proceed. In November 2022, the Company received a certificate, dated November 14, 2022, for the shares, and thereafter, the Company received confirmation that the Certificate of Designations for the preferred stock had been filed and accepted by the California Secretary of State on November 14, 2022.

Subsequent to the Ostendo transaction not proceeding, TTM Digital explored alternate long-term uses for its assets and concluded that mining other coins was not a feasible path forward due to the volatility in crypto prices, and repurposing its assets was not a viable path forward as it would require significant upfront investments to its datacenter infrastructure. TTM Digital is currently exploring sales opportunities for its GPU assets and datacenter located in Lockport, NY.

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

Discussion of Results of Operations of SGS for the years ended December 31, 2022, and 2021

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

For the years ending 2022 and 2021, SGS reported $17.3 million and $8.3 million in revenues, respectively. This includes approximately 87% of revenues coming from the Company’s top two customers. SGS product and service costs for the years ending 2022 and 2021, were approximately $12.0 million and $6.9 million, respectively. SGS improved its gross margins from 17% in 2021 to 20% in 2022.  The reported gross margin of 31% in 2022 if normalized, removal of approximately $2.0 million of settlement gains from prior years; the result would be a normalized gross margin of 20%.

SGS’ margins are affected by the diversity of our suppliers.  Supplier diversity allows companies such as SGS to seek better costs through competition of multiple suppliers of the same product. Currently, SGS does not have the supplier diversity that is required to increase the margin. SGS is on a prepay basis with many suppliers and this requires SGS to finance cash advances to suppliers from our finance source, SouthStar credit facility.

For the years ended 2022 and 2021, SGS reported $1.0 million and $0.8 million in sales and marketing costs, respectively; $3.9 million and $3.2 million in general and administrative costs. The increase in general and administrative costs was mainly driven by increases in consulting and professional fees. In 2022, Sysorex incurred a $0.2 million impairment charge on its investment of its Ostendo preferred shares.

In addition, for the years ended 2022 and 2021, SGS reported $3.4 million and $3.8 million in interest expense. A revaluation conversion feature gain (loss) of $2.0 million and $(6.3) million was incurred. As noted below in Discussion of Results of Operations for TTM Digital, the Company realized a gain on the sale of digital assets of $1.7 million and $0.01 million, and an impairment of its digital assets of $2.7 million and $0.7 million. The Company performed an evaluation of its goodwill and as a result, recorded an impairment of $1.6 million.

Summary of TTM Digital Mining Result

The following is a discussion on continuing and discontinued operations is discussed further in the following sections, Liquidity and Capital Resources as of December 31, 2022, and 2021.

The following table presents the roll forward of digital asset activity from both continuing and discontinued operations during the respective periods:

	December 31,
	2022	2021
Opening Balance	$5,202	$24
Revenue from mining*	4,094	12,534
Payment of Mining equipment under lease to buy arrangement	-	(1,091)
Mining pool operating fees	(42)	(129)
Management fees	-	(321)
Transaction fees	(138)	(26)
Owners’ distributions	-	(1,521)
Digital asset impairment	(2,748)	(704)
Proceeds from sale of digital assets	(8,119)	(3,670)
Realized gain on sale of digital assets	1,751	106
Ending Balance	$-	$5,202

*	Included in discontinued operations

Discussion of Results of Operations of TTM Digital for the year ended December 31, 2022, and 2021

The activities for TTM Digital revenues and costs for the year ended December 31, 2022, represent discontinued operations.

Total Ethereum mined during the year ended December 31, 2022, was approximately 1,746 ETH vs approximately 4,783 ETH during the year ended December 31, 2021.

Ethereum’s transition to proof of stake (“POS”) took place on September 15, 2022, and has had a direct negative impact on the company’s ability to generate revenue. TTM Digital no longer holds any Ethereum or other crypto tokens or crypto assets currently, does not conduct any mining activities, and does not have any plans to mine crypto tokens in the future.

For the year ended December 31, 2022, the Company recorded approximately $4.1 million of impairment of fixed assets in its discontinued operations.

As noted above, the Closing of the TTM Digital Asset sale transaction did not occur. The investment in Ostendo shares of $1.6 million was subsequently sold on April 3, 2023, for approximately $0.2 million. The Company retained 30,000 shares of the investment in Ostendo. For the year ended December 31, 2022, the Company recorded an impairment charge of approximately $0.2 million.

On September 26, 2021, the Company acquired a 5% minority interest in Style Hunter, Inc. (“Hunt”). The Hunt issued 613,723 shares of its common stock: par value $0.0001 per share for $0.81470 per share for a total price of $0.5 million. The purchase of common stock on September 26, 2021, for a minority interest in Style Hunt’s common stock of $0.5 million was impaired and recorded in the statement of operations and disclosed in Note 5 Discontinued Operations as of December 31, 2022.

Liquidity and Capital Resources as of December 31, 2022

Going Concern

As of December 31, 2022, the Company had an approximate cash balance of $0.03 million, working capital deficit of approximately $18.1 million, and an accumulated deficit of approximately $61.4 million. In an effort to raise capital, on October 18, 2022, the Company completed a $.5 million private placement, and subsequent to December 31, 2022, the Company sold investments in certain preferred shares held for approximately $0.18 million to a related party. Despite these efforts to raise capital, the aforementioned factors continue to raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company does not believe that its capital resources as of December 31, 2022, its ability to settle a portion of existing convertible debt obligations through issuance of the Company’s shares, availability on the SouthStar facility to finance cash advances to suppliers, purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the next twelve months. Additionally, the Company is in default on the aforementioned convertible debt, which was due to be repaid in July 2022, and is accruing related interest, late fees and other penalties. As a result of the above factors, the Company will need additional funds to fulfil its obligations. On September 22, 2022, the shareholders of the Company approved the authorization of 3 billion shares of common stock, however, all of the Company’s authorized shares have been issued or reserved since October 21, 2022, resulting in unfilled conversion notices and an inability to fill potential future conversion notices from convertible debt holders. In order for the Company to fulfil any further conversion obligations, the Company would need to receive approval from the Financial Industry Regulatory Authority (“FINRA”) for a reverse stock-split and obtain shareholder approval for an increase in authorized shares. Existing unfilled conversion notices received in excess of available and authorized shares as of June 12, 2023, total 1,159,494,989. In order to satisfy all possible conversion obligations from existing debtholders as of December 31, 2022, the Company estimates a share deficit of approximately 43.4 billion shares based on the 3 billion currently authorized. Given these circumstances, it is improbable that the Company will be able to satisfactorily fulfil such obligations, even if the above steps are successfully taken.

The Company continues to explore a number of other possible solutions to its financing needs, including efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition. The Company will utilize its current contracts that are not limited to a single branch of government or a specific agency as these contracts can provide the Company with an opportunity to attain new solutions and service type orders. The Company will also utilize SGS’s small business status to partner with prime contractors on larger orders. The Company currently utilizes SouthStar to finance purchase orders and it also can factor its receivables if needed to fund operations. After considering the plans to alleviate substantial doubt, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

Our capital resources and operating results, continuing and discontinued operations, as of and through December 31, 2022, consist of the:

1) An overall working capital deficit of $18.1 million,

2) Cash and cash equivalents of $0.03 million,

3) Net cash used in operating activities of $(7.5) million,

4) Net cash provided by investing activities of $6.5 million, and

5) Net cash provided by financing activities of $0.4 million.

Liquidity and Capital Resources as of December 31, 2022, Compared to December 31, 2021

The Company’s net cash flow used in operating, investing, and financing activities for the year ended December 31, 2022, and certain balances as of the end of those periods are as follows (in thousands):

	December 31,
(Thousands, except per share data)	2022	2021 (As Restated)
Net cash used in operating activities	$(7,546)	$(8,473)
Net cash provided by investing activities	6,519	2,178
Net cash provided by financing activities	397	6,887

Net (decrease) increase in cash	$(630)	$592
Cash	29	659
Working capital (deficit)	(18,071)	(17,413)

Operating Activities:

Net cash used in operating activities during the year ended December 31, 2022, was ($7,546). Net cash used in operating activities during the year ended December 31, 2022, consisted of the following (in thousands):

The non-cash income and expenses of ($234) consisted of (in thousands):

$576	Depreciation expense
111	Stock compensation
149	Amortization of debt discount
(570)	Change in fair value of derivative liability
203	Impairment of investments
(1,998)	Gain on settlement of vendor liabilities
(1,962)	Change in fair value of debt conversion feature
2,748	Impairment of digital assets
1,634	Impairment of goodwill
(1,751)	Realized gain on sale of digital assets
249	Loss on extinguishment of debt
240	Issuance of shares in exchange for services
137	Loss on excess fair value of liability classified warrant
$(234)	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities totaled $1,344 and consisted of the following (in thousands):

$(1,029)	Increase in accounts receivable and other receivables
792	Prepaid assets and other current assets
(490)	Decrease in accounts payable
4,108	Increase in accrued liabilities and other payables
(1,966)	Operating cash flows – discontinued operations
(71)	Operating lease liability

$1,344	Net use of cash in the changes in operating assets and liabilities

Operating Activities:

Net cash used in operating activities for the year ended December 31, 2022, of $(7.5) million were primarily driven by net cash used in continuing operations of $(5.6) million and net cash used in discontinued operations of $(1.9) million.

Net cash used from continuing operations of $(5.6) million, was primarily driven by realized gains on sale of digital assets of $(1.7) million, gains on settlement of vendor liabilities of $(2.0) million, changes in fair valuations of debt conversion features and share derivative liabilities of $(2.5) million, offset by depreciation and amortization of $0.6 million, stock based compensation of $0.1 million, issuance of shares in exchange for services of $0.2 million, loss on debt extinguishment and loss on excess fair value liability of $0.4 million, impairment of digital assets of $2.7 million, impairment of investments of $0.2 million, impairment of goodwill of $1.6 million and changes in assets and liabilities $3.0 million; increases in prepaid assets and other current assets of $0.8 million, accrued liabilities and other current liabilities of $4.1 million, offset by decreases in accounts receivable and other receivables of $(1.0) million and accounts payable and lease liability of $(0.5) million.

Net cash used in operating activities for the year ended December 31, 2021, of $(8.5) million were primarily driven by net cash provided by continuing operations of $4.7 million and net cash used in discontinued operations of $(13.2) million.

Net cash provided by continuing operations of $4.7 million was primarily driven by a net loss from continuing operations of $(52.5) million, merger charges and debt restructuring fees of $24.0 million, loss contingency on debt default of $7.8 million, changes in fair value of the debt conversion feature of $6.3 million, issuance of shares in exchange for services of $2.6 million offset by increases in digital assets of $0.3 million, increases in accounts receivable and other assets $1.5 million, and a increases in accounts payable and accrued liabilities of $11.6 million.

Investing Activities:

Net cash provided by investing activities for the year ended December 31, 2022, was approximately $6.5 million, primarily driven from proceeds from the sale of digital assets of $8.1 million, offset by an investment in Ostendo preferred shares of $1.6 million.

Net cash provided by investing activities for the year ended December 31, 2021, of $2.2 million, were primarily driven by net cash provided by continuing operations of $3.7 million from proceeds from the sale of its digital assets and net cash used in discontinued investing activities of $(1.5) million for purchase of mining equipment of $0.5 million, purchases in investments of UpNorth and Style Hunter of approximately $0.6 million and other business combination cost of $0.3 million.

Financing Activities:

Net cash provided by financing activities during the year ended December 31, 2022, of $0.4 million was from the proceeds received for issuance of common stock of $0.4 million.

Net cash provided by financing activities during the year ended December 31, 2021, of $6.9 million was from the proceeds received for convertible debt of $12.4 million and offset by the payments for convertible debt transaction costs of $1.2 million and the repayment of loans of $4.3 million.

Critical Accounting Policies and Estimates

We believe the following accounting estimates to be the most critical estimates we used in preparing our consolidated financial statements for the year ended December 31, 2022.

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

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. ASC-350-35-19 requires an impairment at any time the fair value of the digital asset is below its carrying value. The carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company recorded a $2.7 million impairment charge during the year ended December 31, 2022, and a $0.7 million impairment charge during the year ended December 31, 2021.

The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting. The Company recognized realized gains (losses) through the sale and disbursement of digital assets during the years ended December 31, 2022, and 2021 of $1.8 million and $0.1 million, respectively.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An impairment loss of $4.1 million and $3.3 million was recorded for long-lived assets in discontinued operations during the years ended December 31, 2022, and 2021, respectively.

Impairment of Intangible Assets, including Goodwill

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

The Company may provide integration of products from multiple vendors as a solution it sells to the customer. In this arrangement, the Company provides a direct warranty to the customer with the Company’s own personnel as the customer requires a warranty on the solution and not individual vendor products. This type of warranty is sold integral to the overall solution quoted to the customer. The Company considers these service-type warranties to be performance obligations of the principal from the underlying products that make up a solution and therefore is acting as a principal in the transaction and records revenue on a gross basis at the point of sale.

License and Maintenance Services Revenue Recognition

SGS provides a customized design and configuration solution for its customers and in this capacity resells hardware, software and other IT equipment license and maintenance services in exchange for fixed fees. The Company selects the vendors and sells the products and services, including maintenance services, that best fit the customer’s needs. For sales of maintenance services and warranties, the customer obtains control at the point in time that the services to be provided by a third-party vendor are purchased by the customer and therefore the Company’s performance obligation to provide the overall systems solution is satisfied at that time. The Company’s customers generally pay within 30 to 60 days of the receipt of a customer-approved invoice.

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

Professional Services Revenue Recognition

SGS’s professional services include fixed fee contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the year ended December 31, 2022, SGS did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

Mining Revenue

TTM Digital has entered into mining pools with the operators to provide computing power to the mining pool. The Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less transaction fees to the mining pool operator) for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of such computing power is the only performance obligation in the Company’s arrangement with mining pool operators The transaction consideration the Company receives, if any, is non-cash consideration. The transaction price of the Company’s share of the cryptocurrency award is measured at fair value on the date earned, which is not materially different than the fair value at the time the Company has earned the award from the mining pool. The consideration is all variable under the definition within ASC 606. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the Company successfully places a block and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

The fair value of the digital asset award received is determined using the quoted price of the related digital asset at the time earned. The Company monitors the market and when an identical digital asset is bought and sold at a price below the Company’s carrying value, often an indicator that impairment is more likely than not, the Company will follow ASC 820, Fair Value Measurement, and record an impairment if necessary.

Convertible Debt

The Company’s debt instruments contain a host liability, freestanding warrants, and an embedded conversion feature. The Company uses the guidance under FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”) to determine if the embedded conversion feature must be bifurcated and separately accounted for as a derivative under ASC 815. It also determines whether any embedded conversion features requiring bifurcation and/or freestanding warrants qualify for any scope exceptions contained within ASC 815. Generally, contracts issued or held by a reporting entity that are both (i) indexed to their own stock, and (ii) classified in shareholders equity, would not be considered a derivative for the purposes of applying ASC 815. Any embedded conversion features and/or freestanding warrants that do not meet the scope exception noted above are classified as derivative liabilities, initially measured at fair value, and remeasured at fair value each reporting period with change in fair value recognized in the consolidated statements of operations. Any embedded conversion features and/or freestanding warrants that meet the scope exception under ASC 815 are initially recorded at their relative fair value in paid-in-capital and are not remeasured at fair value in future periods.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Sysorex, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Sysorex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sysorex, Inc. (the “Company”) as of December 31, 2022, the related consolidated statement of operations, stockholders’ equity (deficit) and cash flows for year ended December 31, 2022, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also audited adjustments to the 2021 financial statements to retroactively apply the effects of the reclassification of the balance of certain assets from their historical presentation to assets held for sale and certain operations from continuing to discontinued, as described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the Company’s 2021 financial statements other than with respect to the reclassification adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2021 financial statements as a whole.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company is currently in default of their convertible debt and does not have sufficient authorized shares to settle all outstanding share conversion rights. The Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds as well as increase the authorized shares and effect a reverse stock split of shares to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of Matter – Digital Asset Activities

In forming our opinion, we have considered the adequacy of the disclosures and accounting policies included in the consolidated financial statements concerning among other things the risks and uncertainties related to the Company’s digital asset activities. The risks to the Company associated with its digital asset activities will be dependent on many factors outside of the Company’s control. Uncertainties related to the regulatory regimes governing blockchain technologies, digital assets, cryptocurrency exchanges and new international, federal, state and local regulations or policies may materially adversely affect the Company. The currently uncertain and immature nature of the digital asset markets, including clearing, settlement, custody and trading mechanisms, the dependency on information technology to sustain digital asset continuity, as well as valuation and volume volatility all subject digital assets to unique risks of theft, loss or other misappropriation. As more fully described in Note 1 and 5, the Company no longer holds digital assets and in connection with the Ethereum transition to proof of stake, the Company is no longer mining digital assets. Our opinion is not modified with respect to this matter.

/s/ Marcum llp

We have served as the Company’s auditor since 2021 (such date takes into account the acquisition of certain assets of Friedman LLP by Marcum LLP effective September 1, 2022).

New York, New York
June 13, 2023

PCAOB ID Number 688

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Sysorex, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Sysorex, Inc. and subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statement of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2021, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review or apply any procedures to retroactively apply the effects of the reclassification of the balances of certain assets from their historical presentation to assets held for sale and certain operations from continuing to discontinued, as described in Note 3, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by Marcum LLP.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Friedman LLP

We served as the Company’s auditor from 2021 through 2022.

New York, New York

April 14, 2022, except for the effects of the restatement discussed in Note 1A, Note 8 and Note 9 to the financial statements, as to which the date is May 23, 2022.

PCAOB ID Number 711

Sysorex, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands of dollars, except number of shares and par value data)

	December 31,
	2022	2021
		(As Restated)
Assets
Current Assets
Cash and cash equivalents	$29	$659
Digital assets, net	-	5,202
Accounts receivable, net	4,052	3,023
Prepaid expenses and other current assets	638	1,402
Assets held for sale	4,663	10,148
Equity investment in Ostendo	1,397	-
Total Current Assets	10,779	20,434

Intangible assets, net	1,979	2,553
Goodwill	-	1,634
Operating lease right-of-use asset, net	409	558
Other assets	73	103
Total Assets	$13,240	$25,282

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$4,236	$6,724
Accrued liabilities	4,450	2,382
Short Term Convertible Debt	15,272	19,439
Conversion feature derivative liability	3,472	8,355
Operating lease obligation, current	216	49
Common Stock Derivative Liability	273	-
Deferred Revenue	931	932
Total Current Liabilities	28,850	37,881

Operating lease obligation – noncurrent	271	509
Total Liabilities	29,121	38,390

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 3,000,000,000 shares authorized; 2,484,501,880 shares issued as of December 31, 2022, and 145,713,591 shares issued as of December 31, 2021, 2,484,426,501 shares outstanding as of December 31, 2022, and 145,638,212 shares outstanding as of December 31, 2021	24	1
Treasury stock, at cost, 75,379 shares as of December 31, 2022, and as of December 31, 2021	-	-
Additional paid-in-capital	45,553	36,156
Accumulated Deficit	(61,458)	(49,265)
Total Stockholders’ Deficit	(15,881)	(13,108)
Total Liabilities and Stockholders’ Deficit	$13,240	$25,282

The accompanying notes are an integral part of these consolidated financial statements.

Sysorex, Inc. and Subsidiaries

Consolidated Statement of Operations

(In thousands of dollars, except share and per share data)

	For the Year Ended
	December 31,
	2022	2021
		(As Restated)
Revenues
Product revenue	$14,431	$6,516
Services revenue	2,882	1,756
Total Revenues	17,313	8,272

Operating costs and expenses
Product cost	10,258	6,036
Services cost	1,805	868
Sales and marketing	1,181	954
General and administrative	8,135	9,672
Management fees	-	321
Realized gain on sale of digital assets	(1,751)	(106)
Impairment of digital assets	2,748	704
Impairment of goodwill	1,634	-
Amortization of intangibles	573	407
Total Operating Costs and Expenses	24,583	18,856

Loss from Continuing Operations	(7,270)	(10,584)

Other Income (Expense)
Merger charges	-	(22,004)
Debt restructuring fee	-	(2,000)
Interest expense	(3,370)	(3,841)
Revaluation of conversion feature derivative liability	1,962	(6,278)
Loss contingency on debt default	-	(7,821)
Loss on extinguishment of debt	(249)	-
Change in fair value of common stock derivative liability	570	-
Loss contingency on equity issuance	(136)	-
Impairment of investments	(203)	-
Other income, net	87	11
Total Other Income (Expense)	(1,339)	(41,933)

Loss from continuing operations before Income taxes	(8,609)	(52,517)

Income tax expense	(47)	-

Loss from continuing operations	(8,656)	(52,517)
(Loss) Gain from discontinued operations, net of tax	(3,537)	3,387
Net Loss	$(12,193)	$(49,130)

Net Loss per share – basic and diluted – continuing operations	$(0.010)	$(0.38)
Net (Loss) Income per share – basic and diluted – discontinued operations	$(0.004)	$0.02
Weighted Average Shares Outstanding – basic and diluted	843,858,474	139,061,084

The accompanying notes are an integral part of these consolidated financial statements.

Sysorex, Inc. and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2022, and 2021

(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-In	Subscription	Accumulated
	Shares	Amount	Shares	Amount	Capital	Receivables	Deficit	Total
Balance – December 31, 2020	66,431,920	$-	-	$-	$2,060	$(100)	$(135)	$1,825
Payment of subscription receivable	-	-	-	-	-	100	-	100
Distributions to shareholders	-	-	-	-	(1,521)	-	-	(1,521)
Exercise of Moon warrants	14,607,980	-	-	-	-	-	-	-
Shares issued:								-
Mining equipment	35,588,548	-	-	-	12,000	-	-	12,000
Sysorex Recapitalization	25,985,633	-	-	-	19,401	-	-	19,401
TTM digital/Sysorex merger	494,311	1	75,379	-	280	-	-	281
Professional services	1,529,820	-	-	-	2,577	-	-	2,577
Up North/Bitworks transaction	1,000,000	-	-	-	400	-	-	400
Convertible debt warrants	-	-	-	-	896	-	-	896
Stock based compensation	-	-	-	-	63	-	-	63
Net Loss (As Restated)	-	-	-	-	-	-	(49,130)	(49,130)
Balance – December 31, 2021 (As Restated)	145,638,212	$1	75,379	$-	$36,156	$-	$(49,265)	$(13,108)
Convertible debt conversions	1,819,105,913	18	-	-	9,355	-	-	9,373
Reclassification of equity contracts to liabilities	-	-	-	-	(314)	-	-	(314)
Professional services	6,000,000	-	-	-	240	-	-	240
Exercise of Pre-funded warrants	12,361,622	-	-	-	-	-	-	-
Cashless exercise of warrants	220,754	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	111	-	-	111
Vesting of restricted stock	1,100,000	-	-	-	5	-	-	5
Issuance of common stock	500,000,000	5	-	-	-			5
Net Loss	-	-	-	-	-	-	(12,193)	(12,193)
Balance – December 31, 2022	2,484,426,501	$24	75,379	$-	$45,553	-	$(61,458)	$(15,881)

The accompanying notes are an integral part of these consolidated financial statements.

Sysorex, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2022, and 2021

(In thousands, except share data)

	For the Year Ended
	December 31,
	2022	2021
		(As Restated)
Cash Flows from Operating Activities
Net loss from continuing operations	$(8,656)	$(52,520)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	576	407
Stock based compensation expense	111	113
Amortization of right of use asset	149	-
Amortization of debt discount and debt issuance costs	-	2,173
Realized gain on sale of digital assets	(1,751)	(106)
Gain on settlement of vendor liabilities	(1,998)	(145)
Impairment of digital assets	2,748	704
Impairment of investments	203	-
Impairment of goodwill	1,634	-
Loss contingency on debt default	-	7,821
Loss on extinguishment of debt	249	-
Change in fair value of debt conversion feature	(1,962)	6,278
Change in fair value of common stock derivative liability	(570)	-
Issuance of shares in exchange for services	240	2,577
Loss on excess fair value of liability classified warrant	137	-
Merger charges	-	22,004
Debt restructuring fee	-	2,000
Changes in assets and liabilities:
Digital assets–- management fees	-	321
Prepaid assets and other current assets	792	(173)
Accounts receivable and other receivables	(1,029)	1,650
Accounts payable	(490)	8,729
Accrued liabilities and other current liabilities	4,108	2,859
Operating lease liability	(71)	-
Net cash (used in) provided by operating activities- continuing operations	(5,580)	4,692
Net cash used in operating activities – discontinued operations	(1,966)	(13,165)
Net cash used in operating activities	(7,546)	(8,473)

Cash Flows from Investing Activities
Proceeds from sale of digital assets	8,119	3,670
Equity investment in Ostendo	(1,600)	-
Reverse acquisition of Sysorex business	-	28
Net cash provided by investing activities -continuing operations	6,519	3,698
Net cash used in investing activities – discontinued operations	-	(1,520)
Net cash provided by (used in) investing activities	6,519	2,178

Cash Flows from Financing Activities
Repayment of loans	-	(4,349)
Payments for convertible debt transaction costs	-	(1,279)
Issuance of Members Interest	-	100
Proceeds received from issuance of common stock, net of fees	397	-
Proceeds received from issuance of convertible debt	-	12,415
Net cash provided by financing activities- continuing operations	397	6,887
Net cash provided by financing activities – discontinued operations	-	-
Net cash provided by financing activities	397	6,887

Net increase in cash and cash equivalents	(630)	592

Cash and cash equivalents at beginning of period	659	67
Cash and cash equivalents at end of period	$29	$659

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$1,009	$344
Income taxes	-	-

Supplemental disclosure of noncash investing and financing activities:
Sysorex recapitalization	$-	$19,401
Debt discount attributed to the fair value of the warrants	-	896
Debt discount attributed to the fair value of the conversion option	-	2,077
Equipment exchanged for equity	-	7,620
Equipment acquired through lease purchase arrangement	-	2,130
Distributions of digital assets to members	-	1,521
Payments of short-term borrowing with digital assets	-	1,091
Right of use assets exchanged for lease obligation	-	558
Conversion of debt to equity	9,360	-
Reclassification of equity contracts to liabilities	314	-
Issuance of warrant derivative liability	534
Issuance of restricted stock	5	-

The accompanying notes are an integral part of these consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature and description of Business

Description of Business

Sysorex, Inc. through its wholly owned subsidiary, Sysorex Government Services, Inc. (“SGS”), provides information technology solutions primarily to the public sector. These solutions include cybersecurity, professional services, engineering support, IT consulting, enterprise level technology, networking, wireless, help desk and custom IT solutions.

In addition to SGS, the Company has another wholly owned subsidiary, TTM Digital Assets &Technologies, Inc. (“TTM Digital”). TTM Digital is a digital asset technology company that previously operated specialized cryptocurrency mining processors and was previously focused on the Ethereum blockchain ecosystem. As of September 15, 2022, Ethereum switched from a Proof of Work model to a Proof of Stake model and as a result, the Company is no longer mining Ethereum or any other cryptocurrency. TTM Digital no longer holds any Ethereum or other crypto tokens or crypto assets at this time and does not conduct any mining activities and does not have any plans to mine crypto tokens in the future. TTM Digital is currently exploring sales opportunities for its Graphics Processing Units (“GPU”) assets and datacenter located in Lockport, NY. The Company had previously been in discussions with a third party to sell its mining assets and certain associated real property. The Company is headquartered in Virginia.

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

The Company’s management and in agreement with the audit committee have determined that the previously issued financial statements for the year ended December 31, 2021, and the unaudited interim financial information for the three- and nine-month period ended September 30, 2021 “the Affected period should no longer be relied upon due to this error and require restatement. The correction of this error is included in the accompanying Consolidated Financial Statements in this Amended 10-K, the financial effect of this error from previously reported information for the year ended December 31, 2021, has resulted in an increase in net loss of $8.4 million, primarily as a result of a $6.3 million in fair value expense on the derivative conversion liability, interest expense increase of $0.9 million and an increase in the loss contingency on debt default of $1.2 million.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Going Concern

As of December 31, 2022, the Company had an approximate cash balance of $0.03 million, working capital deficit of approximately $18.1 million, and an accumulated deficit of approximately $61.4 million. In an effort to raise capital, on October 18, 2022, the Company completed a $.5 million private placement, and subsequent to December 31, 2022, the Company sold investments in certain preferred shares held for approximately $0.18 million to a related party. Despite these efforts to raise capital, the aforementioned factors continue to raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

The Company does not believe that its capital resources as of December 31, 2022, its ability to settle a portion of existing convertible debt obligations through issuance of the Company’s shares, availability on the SouthStar facility to finance cash advances to suppliers, purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the next twelve months. Additionally, the Company is in default on the aforementioned convertible debt, which was due to be repaid in July 2022, and is accruing related interest, late fees and other penalties. As a result of the above factors, the Company will need additional funds to fulfil its obligations. On September 22, 2022, the shareholders of the Company approved the authorization of 3 billion shares of common stock, however, all of the Company’s authorized shares have been issued or reserved since October 21, 2022, resulting in unfilled conversion notices and an inability to fill potential future conversion notices from convertible debt holders. In order for the Company to fulfil any further conversion obligations, the Company would need to receive approval from the Financial Industry Regulatory Authority (“FINRA”) for a reverse stock-split and obtain shareholder approval for an increase in authorized shares. Existing unfilled conversion notices received in excess of available and authorized shares as of June 12, 2023, total 1,159,494,989. In order to satisfy all possible conversion obligations from existing debtholders as of December 31, 2022, the Company estimates a share deficit of approximately 43.4 billion shares based on the 3 billion currently authorized. Given these circumstances, it is improbable that the Company will be able to satisfactorily fulfil such obligations, even if the above steps are successfully taken.

The Company continues to explore a number of other possible solutions to its financing needs, including efforts to raise additional capital as needed, through the issuance of equity, equity-linked or debt securities, as well as possible transactions with other companies, strategic partnerships, and other mechanisms for addressing our financial condition. The Company will utilize its current contracts that are not limited to a single branch of government or a specific agency as these contracts can provide the Company with an opportunity to attain new solutions and service type orders. The Company will also utilize SGS’s small business status to partner with prime contractors on larger orders. The Company currently utilizes SouthStar to finance purchase orders and it also can factor its receivables if needed to fund operations.. After considering the plans to alleviate substantial doubt, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Under the terms of the Merger Agreement, the shareholders of TTM Digital received a right to receive an aggregate of 124,218,268 shares of Sysorex common stock, $0.00001 par value per share (the “Merger Shares”) in exchange for their shares of TTM Digital. Simultaneously, upon the issuance of the Merger Shares to the TTM Digital shareholders, Sysorex was issued all of the authorized capital of TTM Digital and TTM Digital became a wholly owned subsidiary of Sysorex (together, the “Combined Company”). The Merger resulted in a change of control, with the shareholders of TTM Digital receiving that number of Merger Shares equal to approximately eighty percent (80%) of the outstanding shares of capital stock of Sysorex including the effect of the Sysorex Recapitalization. Due to TTM Digital shareholders acquiring a controlling interest in Sysorex after the merger, the transaction was accounted for as a reverse acquisition for accounting purposes, with TTM Digital being the accounting acquirer and reporting entity. Therefore, the historical amounts presented prior to the Merger are those of TTM Digital. The Merger is accounted for under the acquisition method of accounting applied to Sysorex as the accounting acquiree under the guidance of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 805 Business Combinations (“ASC 805”).

Discontinued Operations

As presented in Form 10K/A, (Amendment No. 1) filed on May 23, 2022 and Form 10K/A (Amendment No. 2) filed June 1, 2022, the following reclassifications were made to the prior year; mining revenue of $4.4 million, mining costs of $0.4 million, depreciation of $2.5 million and impairment of fixed assets of $3.3 million from continuing operations were reclassified to discontinued operations. The net effect for the year ended December 31, 2021, was a $1.8 million change. The net loss from operations as reported in the form 10K/A was $5.2 million, resulting in a restated change of net income from discontinued operations for the year ended December 31, 2021, to $3.4 million as noted above. The Company reclassified in 2021, $4.0 million from mining equipment to assets held for sale, on the consolidated balance sheets.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during each of the reporting periods. Actual results could differ from those estimates. The Company’s significant estimates consist of:

●	Revenue recognition

●	Fair value of digital assets

●	Fair value of the Company’s stock

●	Expected useful lives and valuation of long-lived assets

●	Fair value of derivative liabilities

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of years or less to be cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of cash. The Company’s cash is deposited with commercial banks in the United States and may exceed federally insured limits from time to time. The recorded carrying amount of cash and cash equivalents approximates their fair value. The Company uses a digital asset exchange to custody and liquidate its digital assets. If demand for digital assets decline the Exchange could be negatively impacted. The Company’s digital assets are not insured under the third-party custody provider or exchanges.

Mining Equipment

Mining Equipment is stated at cost. Depreciation is computed using the straight-line method regardless of the category of asset. In the fall of 2021, the Company made the decision to divest certain mining equipment and the data center of the TTM Digital reporting unit. As a result, the Company reports these assets as held for sale in discontinued operations and no longer depreciates these assets. Prior to this classification, The Company had determined that the useful life of graphics processing units (“GPUs”) is 3-years and remaining mining equipment   (primarily chassis, power supply units, computer memory, motherboards, risers, and fans) is depreciated over the estimated useful life of 5-years.

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company operates in an emerging industry for which limited data is available to make estimates of the useful economic lives and values of specialized equipment. Management will review this estimate quarterly and will revise such estimates as and when data becomes available.

To the extent that any of the assumptions underlying management’s estimate of useful life or values of its mining equipment are subject to revision in a future reporting period either because of changes in circumstances or through the availability of greater quantities of data then the estimated useful life or value could change and have a prospective impact on the carrying amounts of these assets.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including mining equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. The carrying amount is considered not recoverable if the sum of the undiscounted cash flows to be generated from the use and eventual disposition of the asset group is less than the carrying amount of the asset group. If the carrying amount exceeds the undiscounted cash flows, then the carrying amount is compared to the fair value and an impairment loss is recorded for the difference between the fair value and the carrying amount. An impairment loss of $4.1 million and $3.3 million was recorded for long-lived assets for the years ended December 31, 2022, and 2021. As of September 15, 2022, Ethereum switched from a Proof of Work model to a Proof of Stake model, The Company is no longer mining Ethereum or any other cryptocurrency. TTM Digital no longer holds any Ethereum or other crypto tokens or crypto assets at this time and does not conduct any mining activities and does not have any plans to mine crypto tokens in the future. TTM Digital is currently exploring sales opportunities for its Graphics Processing Unit (GPU) assets and datacenter located in Lockport, NY.

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

Mining Revenue

TTM Digital has entered into a mining pool with the operator to provide computing power to the mining pool. The Company is entitled to a fractional share of the fixed cryptocurrency award the mining pool operator receives (less transaction fees to the mining pool operator) for successfully adding a block to the blockchain. The Company’s fractional share is based on the proportion of computing power the Company contributed to the mining pool operator to the total computing power contributed by all mining pool participants in solving the current algorithm. Providing computing power in digital asset transaction verification services is an output of the Company’s ordinary activities. The provision of such computing power is the only performance obligation in the Company’s arrangement with mining pool operators. The transaction consideration the Company receives, if any, is non-cash consideration. The transaction price of the Company’s share of the cryptocurrency award is measured at fair value on the date earned, which is not materially different than the fair value at the time the Company has earned the award from the mining pool. The consideration is all variable under the definition within ASC 606. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the Company successfully places a block and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

The fair value of the digital asset award received is determined using the quoted price of the related digital asset at the time earned. The Company monitors the market and when an identical digital asset is bought and sold at a price below the Company’s carrying value, often an indicator that impairment is more likely than not, the Company will follow ASC 820, Fair Value Measurement, and record an impairment if necessary.

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

The Company may provide integration of products from multiple vendors as a solution it sells to the customer. In this arrangement, the Company provides a direct warranty to the customer with the Company’s own personnel as the customer requires a warranty on the solution and not individual vendor products. This type of warranty is sold integral to the overall solution quoted to the customer. The Company considers these service-type warranties to be performance obligations of the principal from the underlying products that make up a solution and therefore is acting as a principal in the transaction and records revenue on a gross basis over time.

License and Maintenance Services Revenue Recognition

SGS provides a customized design and configuration solution for its customers and in this capacity resells hardware, software and other IT equipment license and maintenance services in exchange for fixed fees. The Company selects the vendors and sells the products and services, including maintenance services, that best fit the customer’s needs. For sales of maintenance services and warranties, the customer obtains control at the point in time that the services to be provided by a third-party vendor are purchased by the customer and therefore the Company’s performance obligation to provide the overall systems solution is satisfied at that time. The Company’s customers generally pay within 30 to 60 days of the receipt of a customer-approved invoice.

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SGS’s professional services include fixed fee contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Anticipated losses are recognized as soon as they become known. For the year ended December 31, 2022, SGS did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

Contract Balances

The timing of revenue recognition may differ from the timing of payment by customers. The Company records receivables when revenue is recognized prior to payment and there is an unconditional right to payment. Alternatively, when payment precedes the provision of the related services, the Company records deferred revenue until the performance obligations are satisfied. The following table details the contract balances presented (in thousands):

Deferred Revenue:

	Balance as of 12/31/2021	Additions	Revenue Amortization	Deletions	Balance as of 12/31/2022

Customer A	$246	$639	$476	$-	$409
Customer B	725	15	236	-	504
Various	-	43	25	-	18
Valuation Adjustment	(39)	-	-	39	-
	$932	$697	$737	$39	$931

Accounts Receivable, Net

Account receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for doubtful accounts was $0.05 million as of December 31, 2022, and $0.05 million as of December 31, 2021.

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

Digital assets held are accounted for as intangible assets with indefinite useful lives. An intangible asset with an indefinite useful life is not amortized but assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating that it is more likely than not that the indefinite-lived asset is impaired. ASC-350-35-19 requires an impairment at any time the fair value of the digital asset is below its carrying value. Impairment exists when the carrying amount exceeds its fair value, which is measured using the quoted price of the digital asset at the time its fair value is being measured. To the extent an impairment loss is recognized, the loss establishes the new cost basis of the asset. Subsequent reversal of impairment losses is not permitted. The Company recorded a $2.7 million and $0.7 million impairment charge during the years ended December 31, 2022, and 2021, respectively.

Digital assets awarded to the Company through its mining activities are included within operating activities on the accompanying consolidated statements of cash flows and it’s mining activities are disclosed in Note 5-Discontinued Operations. The sales of digital assets are included within investing activities in the accompanying consolidated statements of cash flows. The Company accounts for its gains or losses in accordance with the first in first out (FIFO) method of accounting. The Company recognized realized gains (losses) through the sale and disbursement of digital assets during the year ended December 31, 2022, and 2021 of $1.7 million and $0.1 million, respectively.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

The Company accounts for intangible assets under ASC 350-30, Intangibles-Goodwill and Other. Goodwill represents the cost of a business acquisition in excess of the fair value of the net assets acquired. Goodwill is not amortized and is reviewed for impairment annually as of December 31, or more frequently if facts and circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the company performs a quantitative test to identify and measure the amount of goodwill impairment loss. The Company compares the fair value of the reporting unit with its carrying amount. If the carrying amount exceeds fair value, goodwill of the reporting unit is considered impaired, and that excess is recognized as a goodwill impairment loss. As of December 31, 2022, the Company determined the carrying amount of its goodwill exceeded the fair value. The Company recorded a $1.6 million goodwill impairment loss.

Intangible assets with finite lives are comprised of customer contracts, and trademarks that are amortized on a straight-line basis over their expected useful lives. The carrying value of finite-lived assets and the remaining useful lives are reviewed at least annually to determine if circumstances exist which may indicate a potential impairment or revision to the amortization period.

Investments in Equity

The Company’s investment in Ostendo include an investment in an equity instruments, accounted for under ASC 321 Investments – Equity Securities, where the Company (1) holds less than 20% ownership in the entity, and (2) does not exercise significant influence. These are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or impairment.

Fair Value

The Company follows the accounting guidance under FASB’s Accounting Standards Codification 820, Fair Value Measurements, for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

For the year ended December 31, 2022, the Company recorded impairment charges related to assets measured on a non-recurring basis of $4.1 million for graphics processing units in Note 5 – Discontinued Operations and $2.7 million for digital assets in the Consolidated Statement of Operations. The Company utilized a market approach as of December 31, 2022, to determine fair value.

The Company evaluated its equity investment in Ostendo of $1.6 million and its Style Hunter investment and recorded an impairment of approximately $0.2 million, reported in the Consolidated Statement of Operations and $0.5 million, reported in Note 5 – Discontinued Operations, respectively The Company utilized inputs of market data and trends of peer group companies to determine the fair value of the equity investment.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and cash equivalents, accounts receivable, accrued liabilities, and accounts payable, are of approximate fair value due to the short-term nature of these instruments.

Held for Sale Classification

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Stock Based Compensation

The Company accounts for its stock-based compensation awards to employees and directors in accordance with FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). ASC 718 requires all stock-based compensation to employees, including grants of employee stock options, and restricted stock, to be recognized in the consolidated statements of operations based on their grant date fair values. The fair value of stock options is estimated as of the date of grant using the Monte Carlo Simulation option pricing model. The fair value of restricted stock is calculated as the fair value of the Company’s common stock as of the date of the grant. The expense is recognized on a straight-line basis over the requisite service period

Pre-funded Warrants / Rights to Shares

The Company has certain forward sale contracts for equity issuances (“Forward Contracts”) where the Holder has provided all funding towards the equity issuance and additional consideration is not required for equity issuance. The Forward Contracts are referred to as Pre-funded Warrants or Rights to Shares. Shares will be issued upon the contractual terms of the Forward Contracts. The Company includes the proceeds of the Forward Contracts in equity in Additional paid-in-capital. In accordance with ASC 260, Earnings Per Share, the underlying shares to be issued are included in the number of outstanding shares used for Basic earnings per share.

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

ASC 740-10, Accounting for Uncertainty in Income Taxes, defines uncertainty in income taxes and the evaluation of a tax position as a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely than-not threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The Company had no uncertain tax positions as of December 31, 2022, and 2021.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, restricted stock, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the years ended December 31, 2022 and 2021, and as a result, all potentially dilutive common shares are considered antidilutive for this period.

The Company includes potentially issuable shares in the Weighted-average common shares – basic that include warrants and other agreements that are exercisable for little or no consideration without substantive contingencies and others once any contingencies relative to the issuance of the shares is resolved.

Computations of basic and diluted weighted average common shares outstanding were as follows for the periods reported:

	December 31,
	2022	2021
Weighted-average common shares outstanding	840,858,474	128,603,982

Weighted-average potential common shares considered outstanding	3,000,000	10,457,102

Weighted-average common shares outstanding – basic	843,858,474	139,061,084

Dilutive effect of options, warrants and restricted stock	-	-

Weighted-average common shares outstanding – diluted	843,858,474	139,061,084

Options, restricted stock, and warrants and convertible debt excluded from the computation of diluted loss per share because the effect of inclusion would be anti-dilutive	129,509,270	6,603,716

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Standards

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its subsequent amendments as Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in other GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The updated guidance is effective for the Company for annual reporting periods beginning after December 15, 2022, and early adoption is permitted.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in ASC Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard on January 1, 2020, and the adoption did not have a material impact on the financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), (“ASU 2021-04”). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 on January 1, 2022, did not have a material impact on the Company’s financial statements.

Reclassifications

Certain prior year amounts reported on our Form 10-K/A (Amendment No. 2) have been reclassified for consistency with the current year presentation. The Company has retroactively restated its assets reported as discontinued operations as 100% held for sale. Costs associated with the TTM Digital reporting unit were reclassified from the consolidated statement of operations to discontinued operations.

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Discontinued Operations

In the fall of 2021, the Company made the decision to divest certain mining equipment and the data center of the TTM Digital reporting unit and commenced discussions with a third party to execute an asset sale in the spring of 2022. On March 24, 2022, the Company executed Heads of Terms (“Heads of Terms”) with Ostendo Technologies, Inc. (“Ostendo”). Pursuant to the Heads of Terms, the Company and Ostendo agreed to certain terms related to the Company’s sale of its Ethereum mining assets and certain associated real property (“Assets”) to Ostendo for Ostendo preferred stock. The Company agreed to make a non-refundable deposit of $1,600,000 (“Deposit”) to be credited toward the purchase of an additional 166,667 shares of Ostendo’s preferred stock. The Company has in good faith worked with Ostendo to ensure all closing terms and closing conditions were mutually agreed upon, however, the parties have not entered into definitive transaction agreements and accordingly, it was determined in November 2022 that the transaction will not proceed. In November 2022, the Company received a certificate, dated November 14, 2022, for the shares, and thereafter, the Company received confirmation that the Certificate of Designations for the preferred stock had been filed and accepted by the California Secretary of State on November 14, 2022.

Subsequent to the Ostendo transaction not proceeding, TTM Digital explored alternate long-term uses for its assets and concluded that mining other coins was not a feasible path forward due to the volatility in crypto prices, and repurposing its assets was not a viable path forward as it would require significant upfront investments to its datacenter infrastructure. TTM Digital is currently exploring sales opportunities for its GPU assets and datacenter located in Lockport, NY.

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

The carrying value of the TTM Digital asset disposal group was $4.7 million as of December 31, 2022, and the Company recorded approximately $4.1 million of impairment of fixed assets in its discontinued operations. The following table details the assets and liabilities of the Company’s TTM Assets that were classified as assets held for sale and discontinued operations for the periods presented (in thousands):

	2022	2021
Current Assets
Mining facilities, net	1,083	1,083
Mining equipment, net	3,491	8,476
Investment in Style Hunter	-	500
Intangible assets, net	89	89
Total Assets associated with discontinued operations	$4,663	$10,148

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the TTM Digital assets statement of operations line items classified as discontinued operations included within loss from discontinued operations for the years ended December 31, 2022, and 2021 (in thousands):

	2022	2021
Revenues
Mining income	$4,094	$12,534
Other revenue	96	38
Total Revenues	4,190	12,572

Operating costs and expenses
Mining cost	1,457	1,273
General and administrative	785	294
Impairment of investments	500	-
Impairment of fixed assets	4,061	3,274
Depreciation	910	4,144
Total Operating Costs and Expenses	7,713	8,985

(Loss) Gain from Discontinued Operations	(3,523)	3,587

Other Income (Expenses)
Gain (loss) on sale of fixed assets	(14)	(146)
Fair value loss on previously held equity interest	-	(18)
Other income (expenses), net	-	58
Total Other Income	(14)	(106)

(Loss) Income before net loss of equity method investee	(3,537)	3,481

Share of net loss of equity method investee	-	(94)

Net (loss) income from discontinued operations	$(3,537)	$3,387

The following table summarizes the net cash flows from discontinued operations of TTM Digital for years ended December 31, 2022, and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
Net cash used in operating activities – discontinued operations	(1,966)	(13,165)
Net cash used in investing activities – discontinued operations	-	(1,520)
Net cash provided by financing activities – discontinued operations	-	-

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Intangible Assets

Intangible assets as of December 31, 2022, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade name	$1,060	$(179)	$881
Customer Relationships	1,900	(802)	1,098
Total intangible assets	$2,960	$(981)	$1,979

Calendar Years ending December 31,	Amount
2023	573
2024	573
2025	266
Thereafter	567
Total	$1,979

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

Up North’s primary asset consists of a data center facility located in New York used for the hosting of cryptocurrency data mining operations. The value of the data center facility building, and improvements installed for the data center operations are approximately $1.1 million. The data center facility is located in an industrial redevelopment area which has a property tax abatement and pays certain fees in lieu of property taxes under an agreement with the Industrial Development Agency. Proforma financial information was not required as the acquisition was deemed not to have a material impact. All assets associated with this acquisition have been classified as held for sale, and any income or loss has been reported as discontinued operations.

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

The following table sets forth the percentages of sales derived by SGS from those customers that accounted for at least 10% of sales for the years ended December 31, 2022, and 2021 (in thousands of dollars):

	The Years Ended
	December 31, 2022		December 31, 2021
	$	%	$	%
Customer A	4,388	26%	4,826	44%
Customer B	10,421	61%	2,946	27%

As of December 31, 2022, Customer A and Customer B represented approximately 61% and 30% of total accounts receivable, respectively.

As of December 31, 2021, Customer A represented approximately 72% of total accounts receivable. One other customer represented approximately 11% of total accounts receivable.

For the year ended December 31, 2022, three vendors represented approximately 41%, 35%, and 12% of total purchases. Purchases from these vendors during the year ended December 31, 2022, were $9.5 million, $8.1 million, and $2.9 million respectively.

For the year ended December 31, 2021, three vendors represented approximately 36%, 25%, and 25% of total purchases. Purchases from these vendors during the year ended December 31, 2021, were $3.8 million, $2.6 million, and $2.6 million respectively.

Geographic and Technology Concentration

The Company had geographic diversity between April 1, 2021, and June 30, 2022, using a colocation datacenter in North Carolina. After June 30, 2022, the Company had consolidated its mining operations exclusively in New York.

Further, the Company had concentrated exposure to the Ethereum blockchain infrastructure through its mining operations during the periods presented. On September 15, 2022, the Ethereum blockchain transitioned to proof-of-stake which adversely affected our business and our ability to generate revenues. The Company is no longer able to mine Ethereum. TTM Digital assets operations are classified as discontinued operations.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Short Term Convertible Debt

Short term convertible debt as of December 31, 2022, and December 31, 2021, consisted of the following (in thousands):

	December 31,	December 31,
	2022	2021
Convertible Debentures, including interest payable to the Convertible Debenture Holders	$15,272	$19,439
Total Short-Term Convertible Debt	$15,272	$19,439

2021 Convertible Debentures & Warrants

On July 7, 2021, the Company consummated the initial closing of a private placement offering (the “Offering”) pursuant to the terms and conditions of a Securities Purchase Agreement for up to $15.2 million in principal amount (“Original Principal Value”) Convertible Debentures. To manage the administration of the Offering the Company entered into a placement agency agreement with Joseph Gunner & Co. LLC, a U.S. registered broker-dealer (“Placement Agent”). At the initial closing, the Company sold the purchasers (i) 12.5% Original Issue Discount Convertible Debentures (“Debentures”) in an aggregate principal amount of $9,990,000 and (ii) warrants to purchase up to 3.5 million shares of common stock of the Company. The Company received total gross proceeds of $8.9 million taking into account the 12.5% discount before deducting placement agent fees and expenses of approximately $0.9 million. The convertible debt is collateralized by the assets of the Company. The Debentures matured on July 7, 2022, subject to a three-month extension upon mutual agreement of the Company and the holder, as a result, the 2021 convertible debentures are in default.

On August 13, 2021, the company consummated the second closing of the offering pursuant to the same terms and conditions of the Securities Purchase Agreement dated July 7, 2021. At the second closing, the Company sold the purchasers (i) 12.5% Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $3.4 million and (ii) warrants to purchase up to 1,862,279 shares of common stock of the Company. The Company received a total of $3.5 million in gross proceeds following the second closing taking into account the 12 % discount before deducting placement agent fees and expenses of approximately $0.3 million. The Debentures matured on August 13, 2022, subject to a three-month extension upon mutual agreement of the Company and the holder, as a result, the 2021 convertible debentures are in default.

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

Under the conversion terms of the Debentures, the Debenture is convertible, in whole or in part, into shares of Common Stock at the option of the Holder at any time until the Debenture is no longer outstanding. The Holder executes a conversion by delivering to the Company a Notice of Conversion specifying the principal amount to be converted and the date on which the conversion is to be executed. The Conversion Price is set at the lower of (i) $18.00 and (ii) 80% of the average of the VWAP during the 5 Trading Day period immediately prior to the applicable Conversion Date. The number of Conversion Shares to be issued is determined by dividing the outstanding principal amount of the debenture to be converted by the Conversion Price. The Debentures are subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closes a registered public offering of its Common Stock and receives gross proceeds of not less than $40 million and at the completion of which the Company’s securities are traded on a national exchange (“Qualified Offering”). The Company determined that the conversion feature associated with the convertible debentures should be bifurcated and treated as a separate derivative liability. An initial fair value of $2.1 million was assigned to the conversion option, The conversion option is marked to market at the end of each reporting period. The Company recorded a revaluation gain (loss) of approximately $2.0 million and ($6.3) million for the years ended December 31, 2022, and 2021, for the change in the fair value of the conversion option. As of December 31, 2022, the derivative liability associated with the conversion option was $3.5 million.

Convertible Debenture Conversion

For the year ended December 31, 2022, the convertible debenture holders converted approximately $6.2 million of convertible debt into approximately 1.8 billion shares. There were no conversions of convertible debt for the year ended December 31, 2021. As a result of the conversions, the Company recorded a loss on debt extinguishment of approximately $0.2 million and settled approximately $2.9 million of the derivative liability associated with the conversion option for the year ended December 31, 2022.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Debenture Default

The Debentures provide that any monetary judgment filed against the Company for more than $50,000, and if such judgment remains unvacated for a period of 45 calendar days shall constitute an event of default. The debentures also provide that nonpayment of debt constitutes an event of default. The Company defaulted on its interest payment. On December 14, 2021, the Company became aware that a Confession of Judgment (the “Confession of Judgment”) had been entered against the Company in the Superior Court of the State of California, County of Santa Clara by Tech Data on September 24, 2021. The Confession of Judgement is entered for a total sum of $5.9 million which is comprised of the principal sum of $3.3 million and prejudgment interest in the sum of $2.6 million. As a result, the Confession of Judgment was deemed to be an event of default under the Debentures although the Company  only became aware of the Confession of Judgment on December 14, 2021.

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

As a result of the Default Notice, the Company has recorded for the year ended December 31, 2021, a loss of approximately $7.8 million on the Consolidated Statement of Operations on the line captioned Loss contingency on debt default (“Contingent Loss”).    The Contingent Loss consists of the unamortized debt issuance costs and original interest discount of approximately $3.3 million and the Default Principal increase of approximately $4.2 million, and approximately $0.3 of debt and issuance costs incurred.

The Company recognized approximately $3.4 million of interest expense for the year ended December 31, 2022. Included in Convertible debt is $3.1 million of interest payable on December 31, 2022, to the Convertible Debenture Holders.

Non-Recourse Factoring and Security Agreement

Effective as June 19, 2020, prior to the merger, the Company and SouthStar Financial, LLC (“SouthStar”) entered into a Non-Recourse Factoring and Security Agreement (the “Agreement”) pursuant to which SouthStar may purchase receivables from the Company (the “Purchased Receivables”) for a price not to exceed 85% of the face value of the Purchased Receivables or a lesser percentage agreed upon between the Company and SouthStar. In consideration of SouthStar’s purchase of the Purchased Receivables, the Company will pay to SouthStar an amount equal to 0.8% of the face amount of the Purchased Receivables for the first 10-day period after payment for the Purchased Receivables is transmitted to SouthStar plus 0.9% for each additional 10-day period or part thereof, calculated from the date of purchase until payments received by SouthStar in collected funds on the Purchased Receivables equals the purchase price of the Purchased Receivables plus all charges due SouthStar from the Company at the time. An additional 1.0% per 10-day period will be charged for invoices exceeding 60 days from invoice date. The Company utilizes the security agreement to provide assurance of payment to the supplier. The Company currently utilizes SouthStar to finance its purchase orders and it also can factor its receivables if needed to fund operations.  The Company, SouthStar and the Distributor/vendor enter a triparty agreement whereby SouthStar will pay the vendor under net 30-day terms the purchase order amount. As of December 31, 2022, the Company financed $0.9 million of purchase orders which is recorded in the consolidated balance sheet accrued liabilities.

As of December 31, 2022, the Company did not have any of its receivables financed.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

Fair value measurements are determined based on assumptions that a market participant would use in pricing an asset or a liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3).The following table presents the placement in the fair value hierarchy measured at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

		Fair value measurement at reporting date using
	Balance	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
As of December 31, 2022: (in thousands)
Recurring fair value measurements
Assets:
Equity investment in Ostendo	$1,397	$-	$-	$1,397
Derivative liabilities:
Conversion feature derivative liability	$3,472	$-	$-	$3,472
Common stock derivative liability	273	-	-	273
Total derivative liabilities	3,745	-	-	3,745
As of December 31, 2021: (in thousands)
Recurring fair value measurements
Derivative liabilities:
Conversion feature derivative liability	$8,355	$-	$-	$8,355
Total derivative liabilities	8,355	-	-	8,355

The conversion feature of the convertible Debentures was separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs. The Company uses a probability weighted expected return model (“PWERM”) valuation technique to measure the fair value of the conversion feature with any changes in the fair value of the conversion feature liability recorded in earnings. Significant inputs to the model include estimated time to conversion events, estimated interest converted at the event, the implied yield, the discount rate for the conversion, and the probability of the conversion events. For the year ended December 31, 2022, the Company recorded a gain of approximately $2.0 million for the change in fair value of debt conversion feature.

The Company evaluated its equity investment in Ostendo of $1.6 million and recorded an impairment of approximately $0.2 million. The Company utilized inputs of market data and trends of peer group companies to determine the fair value of the equity investment.

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

The Company recorded the common stock derivative liability at fair value as of December 31, 2022, through a transfer from equity to the common stock derivative liability. Changes in the fair value of the liability in future periods will be included in other income (expense) in the consolidated statements of operations.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The change in Level 3 fair value of the Company’s derivative liabilities is as follows:

	Conversion feature derivative liability	Common stock derivative liability	Total level 3 derivative liability
Balance as of December 31, 2020	$-	$-	$-
Issuance of convertible debentures	2,077	-	2,077
Increase in fair value included in earnings	6,278	-	6,278

Balance as of December 31, 2021	$8,355	$-	$8,355

Transferred to equity on debt conversion	(2,921)	-	(2,921)
Transferred to equity on RSU issuance	-	(5)	(5)
Transferred from equity on recognition of derivative liability	-	314	314
Fair value of warrants issued	-	534	534
Decrease in fair value included in earnings	(1,962)	(570)	(2,532)

Balance as of December 31, 2022	$3,472	$273	$3,745

Note 10 — Digital Assets

The following table presents the roll forward of digital asset activity from continuing and discontinued operations during the periods ended:

	December 31,
	2022	2021
Opening Balance	$5,202	$24
Revenue from mining	4,094	12,534
Payment of Mining equipment under lease to buy arrangement	-	(1,091)
Mining pool operating fees	(42)	(129)
Management fees	-	(321)
Transaction fees	(138)	(26)
Owners’ distributions	-	(1,521)
Digital asset impairment	(2,748)	(704)
Proceeds from sale of digital assets	(8,119)	(3,670)
Realized gain on sale of digital assets	1,751	106
Ending Balance	$-	$5,202

Note 11 — Equity

As discussed in Note 3 Basis of Presentation the Company completed a reverse merger of Sysorex and TTM Digital with TTM Digital being the accounting acquirer and reporting entity. In a reverse merger, the capital accounts of the reporting entity (TTM Digital) are restated to reflect the legal capital structure of the legal acquirer (Sysorex). As a result, the share data of the reporting entity has been retroactively restated for all periods presented to the equivalent share values of Sysorex for the capital transaction activity of TTM Digital, as if the reverse merger occurred on January 1, 2020. The share data of the reporting entity has been retroactively stated for all periods presented to the equivalent share values of Sysorex. On September 22, 2022, the Company’s stockholders voted to approve an amendment to the Articles of Incorporation to increase the total number of authorized shares of the Company’s capital stock from 510,000,000 shares, par value $0.00001 per share, to 3,010,000,000 shares, of which 3,000,000,000 shares will be designated as common stock and 10,000,000 shares will be designated as preferred stock, in accordance with the voting results listed below. As of December 31, 2022, 2,484,501,880 shares were issued, 2,484,426,501 shares were outstanding. As of December 31, 2021, 499,560,659 common stock shares were authorized; 145,713,591 shares were issued, and 145,638,212 shares were outstanding. No preferred stock has been designated or issued.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The additional shares and Warrant 3 will be issuable for each 30-day period, or portion thereof, that the registrable securities have not become effective. As of May 31, 2023, the Company is obligated to issue an additional 271 million shares of common stock and warrant 3 to purchase an additional 271 million shares of common stock.

Share Issuance

On February 8, 2022, the Company entered into an Advisory Services Agreement (the “Agreement”) with ViewTrade Securities, Inc. (“Advisor”) whereby the Advisor will assist the Company and provide services that will contribute to the overall growth of the Company. ViewTrade’s owner is a shareholder in the Company. The term of the engagement is six months and may be extended by mutual agreement of the parties. In consideration of the services, the Company paid an Advisory Fee in an amount equal to 6,000,000 restricted common shares (the “Fees) and the Fees shall be deemed fully earned upon execution of the Agreement. As of December 31, 2022, the Company recorded a value of the stock of $240,000, which included $239,940 of additional paid in capital and $60 par value.

Stock Options

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

Stock options granted under the 2018 Plan may be non-qualified stock options or incentive stock options, within the meaning of Section 422(b) of the Internal Revenue Code of 1986. Each option, or portion thereof, that is not an incentive stock option, shall be considered a non-qualified option. The option price must be at least 100% of the fair market value on the date of the grant and if an Incentive Stock Option is issued to a 10% or greater shareholder the grant must be 110% of the fair market value on the date of the grant.

On July 20, 2021, the Board of Directors of the Company approved an amendment (the “Plan Amendment”) of the Company’s 2018 Equity Incentive Plan (as so amended, the “Plan”) to increase the number of shares of the Company’s common stock reserved for issuance thereunder by 8,000,000 shares. The Plan Amendment became effective immediately.

As of December 31, 2022, the awards outstanding under the equity incentive plan consisted of the employee stock options granted on July 20, 2021, to purchase up to 1,656,000 shares of common stock.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for the year ended December 31, 2022, is as follows:

	Number of Options (in Shares)	Weighted Average Exercise Price
Outstanding, January 1, 2022	1,656,000	$2.00
Granted	-	$-
Exercised	-	-
Forfeited or cancelled	(48,500)	-
Outstanding, December 31, 2022	1,607,500	$2.00

Exercisable, December 31, 2022	1,607,500	$2.00

The Company recognized approximately $0.01 million of stock-based compensation for the year ended December 31, 2022.

Warrants

The following table represents the activity related to the Company’s warrants during the year ended December 31, 2022:

	Number of Warrants (in Shares)	Weighted Average Exercise Price
Outstanding, January 1, 2022	5,926,763	$	*
Granted	1,004,576,431		.001
Exercised	(418,931)		-
Outstanding, December 31, 2022	1,010,084,263		$-

*	The exercise price will be determined by a 5-day VWAP price calculation on the exercise date.

The weighted average contractual term as of December 31, 2022, is 3.6 years.

If at any time after the six month anniversary of the closing date as disclosed in Note 8 Short-term debt, 2021 convertible debenture and warrants, there is no effective registration statement registering the warrant shares granted to the convertible debenture holders and placement agent, then, for each thirty days following the six month anniversary of the their respective closing date or portion of any thirty day period thereafter in which no effective registration statement is available, the amount of warrant shares shall be automatically increased by five percent over the warrant shares available on such dates. As such, the Company is obligated to grant 4,576,731 warrants through December 31, 2022. The Company has recorded on the consolidated balance sheets, accrued liabilities, approximately $0.25 million of accrued registration rights penalties and interest.

In connection with the sale of 500,000,000 shares of common stock to Investors on October 18, 2022, the Company granted an aggregate of 1,000,000,000 warrants to purchase common stock. The warrants issued consisted of warrant 1 to acquire 500,000,000 shares of common stock and warrant 2 to acquire 500,000,000 shares of common stock. The terms of Warrant 1 and Warrant 2 permit the holder to acquire one share of common stock at an exercise price of $0.001 per share, which exercise price will not be subject to adjustment as a result of any forward or reverse split of the common stock. As discussed above in Private Placement Agreement, if the Company does not file a registration statement declared effective by the SEC by the Registration Deadline, Warrant 3 will be issued to each Investor for the right to acquire the number of Additional Shares issued to the Investor for failure to meet the Registration Deadline.

The additional shares and Warrant 3 will be issuable for each 30-day period, or portion thereof, that the registrable securities have not become effective. As of May 31, 2023, the Company is obligated to issue an additional 271 million shares of common stock and warrant 3 to purchase an additional 271 million shares of common stock.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Prefunded Warrants

In connection with the Company’s merger with TTM Digital in April 2021 three TTM Digital shareholders accepted prefunded warrants aggregating the right to receive 12,361,622 shares of Company stock. The prefunded warrants were converted to common stock of the Company during the quarter ended March 31, 2022. In addition, a Company debt holder agreed to convert certain of the Company obligations to a fully paid right to receive 3,000,000 shares of Company stock. As the rights to receive shares have been fully paid by the holders, the rights to receive the shares are considered to be issued for the purpose of determining Company Basic shares outstanding. The activity for the Prefunded warrants during the twelve months ended December 31, 2022 is shown in the table below:

Prefunded Warrants
Outstanding, January 1, 2022	15,361,622
New issuances	-
Exercised	12,361,622
Outstanding, December 31, 2022	3,000,000

Restricted Stock Units

The following table represents the activity related to the Company’s restricted stock awards granted to employees and directors during the twelve months ended December 31, 2022:

	Number of Restricted Stock Shares	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2022	1,100,000	$0.48
Granted	-	-
Vested	1,100,000	0.40
Unvested, December 31, 2022	-	$-

The Company recognized approximately $0.1 million of stock-based compensation for the year ended December 31, 2022.

Share Derivative Liabilities

As the amount of common stock on an as converted basis as of December 31, 2022, exceeded our authorized share amount, the Company’s outstanding warrants, stock options and vested but unissued restricted stock shares (“RSUs”) were reclassified to derivative liabilities in the consolidated financial statements. This results in non-cash gains or losses each period during the term of the warrants, stock options, RSU vesting period and convertible debt. The table below summarizes the reclassified share derivative liabilities as of December 31, 2022 (dollars in thousands):

December 31, 2022
Warrants	$272
Stock options	1
Total share derivative liability	$273

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company has included below certain data points that are reported in the financial statements (“as stated”) and have been disclosed herein as if the effect of the reverse stock split (1000 for 1) has been implemented (“proforma effect”).

		Proforma
	As Stated	Effect
Balance Sheet

Common stock:
Shares Issued:
12/31/2022	2,484,501,880	2,484,502
12/31/2021	145,713,591	145,714
Shares Outstanding:
12/31/2022	2,484,426,501	2,484,427
12/31/2021	145,638,212	145,638

Treasury Stock:	75,379	75

		Year Ended December 31,
EPS		2022	2021
Weighted Average Shares
Outstanding – basic and diluted	As stated	843,858,474	139,061,084
	Proforma	843,858	139,061

Net income (loss) per share:
Continuing operations	As stated	(0.010)	(0.38)
	Proforma	(10.00)	(38.00)

Discontinued Operations	As stated	(0.004)	0.02
	Proforma	(4.00)	20.00

Note 12 — Commitments and Contingencies

Contractual Commitments

Settlement Agreements

On September 5, 2017, prior to the merger and as a result of a spinoff from Sysorex’s previous parent, a computer hardware supplier threatened legal action against the Company and demanded approximately $1.8 million for payment of unpaid invoices. On or about January 29, 2018, the parties executed a settlement agreement resolving the matter. No court action was filed. Subsequently thereafter, the Company defaulted under the terms of the agreement. The liability of approximately $0.7 million has been accrued and includes interest $0.2 million calculated based on a default rate of 8%, which is included as a component of accounts payable and accrued liabilities as of December 31, 2022, in the Consolidated Balance Sheets.

On January 22, 2018, a software vendor filed a motion for entry of default judgment (the “Motion”) against SGS in the Circuit Court of Fairfax County, Virginia. The Motion alleges that SGS failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000 plus $20,000 in legal fees. On August 10, 2018, the Company and vendor entered into a settlement agreement and the Company is repaying the debt in monthly installments. Subsequently thereafter, the Company defaulted under the terms of the agreement. The liability of approximately $0.2 million has been accrued and includes interest $0.1 million calculated based on a default rate of 6% and is included as a component of accounts payable and accrued liabilities as of December 31, 2022, in the Consolidated Balance Sheets.

Registration Rights Agreement

The Company entered into a Registration Rights Agreement (the “RRA”) dated April 13, 2021. The Company had ninety (90) calendar days following the closing date of its Merger with TTM Digital Assets & Technologies, Inc. on April 14, 2021, to file an initial registration statement covering the Shares. The ninety (90) calendar day filing date was July 13, 2021 (“Filing Deadline”). The Company did not fulfil its obligation to file a registration statement covering the Shares by July 13, 2021, nor any date thereafter up to and including the filing of this Annual Report on Form 10-K and therefore has accounted for an accrued liability in the amount of $0.2 million recorded in the Consolidated Balance Sheets – Accrued Liabilities for the year ended December 31, 2022. The RRA terminated as of October 14, 2021, by its own terms.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Promissory Judgement

The Company entered into a Promissory Judgment Note dated as of August 15, 2018 (the “Note”), with Tech Data Corporation (“Tech Data”), pursuant to which the Company promised to pay the principal sum of $6.8 million to Tech Data. The Note provides that interest shall accrue on the balance of the Note at the rate of 18% per annum. Due to miscommunication with Tech Data, the Company inadvertently failed to pay, when due, some of the installment payments in the aggregate principal amount of $3.3 million as of December 31, 2021, as set forth in the Note and has defaulted under the Note.

On December 14, 2021, the Company became aware that a Confession of Judgment (the “Confession of Judgment”) had been entered against the Company in the Superior Court of the State of California, County of Santa Clara by Tech Data on September 24, 2021. The Confession of Judgement is entered for a total sum of $5.9 million, which is comprised of the principal sum of $3.3million and prejudgment interest in the sum of $2.6 million.

Following a negotiation with Tech Data, the Company was able to reduce the Award by in excess of $4.2 million, and on January 13, 2022, the Company and Tech Data entered into a Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid $1,375,000. (the “Settlement Amount”) on January 14, 2022. The Company recognized a gain on settlement of $1.5 million and has recorded in product costs in the consolidated statement of operations. The Award was deemed satisfied in full. Among other things, Tech Data agreed to file an acknowledgment of full satisfaction of judgment attached as an exhibit to the Settlement Agreement, not take any further action against the Company in connection with or relating to the Judgment, and release the Company and its representatives from any and all claims, including the Judgment, which Tech Data may have against the Company based upon any transaction that occurred at any time before the date of the Settlement Agreement.

Convertible Debenture Litigation

On June 3, 2022, the Company became aware that a Complaint had been entered against the Company in the United States District Court Southern District of New York by ProActive Capital Partners, L.P, a convertible debenture holder. The Complaint is entered for injunctive relief to honor is stock conversion, recover damages, and receive payments due under the Debenture agreement. The convertible debenture principal and interest of approximately $0.2 million is recorded in the consolidated balance sheets – accrued liabilities for the period ended December 31, 2022. The notice of conversion to convert its convertible debt to shares of the Company’s stock will be honored.

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

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the years ended December 31, 2022, and 2021:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$-
Leased assets obtained in exchange for new and modified operating lease liabilities	$(487)	$(558)
Leased assets surrendered in exchange for termination of operating lease liabilities	$-	$-

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2022, future minimum operating leases commitments are as follows:

Calendar Years ending December 31,	Amount
2023	$216
2024	222
2025	95
Total future lease payments	533
Less: interest expense at incremental borrowing rate	(45)
Net present value of lease liabilities	$487

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	4.8 years
Weighted average discount rate used to determine present value of operating lease liability:	8%

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

On June 3, 2022, the Company became aware that a Complaint had been entered against the Company in the United States District Court Southern District of New York by ProActive Capital Partners, L.P, a convertible debenture holder. The Complaint is entered for injunctive relief to honor is stock conversion, recover damages, and receive payments due under the Debenture agreement. The convertible debenture principal and interest of $0.2 million is recorded in the consolidated balance sheets – accrued liabilities for the year ended December 31, 2022. The notice of conversion to convert its convertible debt to shares of the Company’s stock will be honored.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 13 — Related Party Transactions

Effective April 1, 2021, the Company entered into a variety of contracts with CoreWeave, Inc. (“CoreWeave”). CoreWeave is a shareholder in the Company.

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

Hosting Facilities Services Order

The Hosting Facility Services Order (the “Hosting Contract”) provided for the provision of hosting facility space and services by CoreWeave. The services are paid for in advance of the service month and the initial term of the hosting services is through June 30, 2022, which renews automatically for successive one year renewal terms unless either party terminates within sixty (60) days of the expiration of the then current term. At the signing of the Hosting Contract an estimated 382 data mining rigs were covered at an estimated monthly cost of approximately $21,556 ($260,000 per year). For the twelve months ended December 31, 2022, the Company recorded $129,334 in mining costs within discontinued operations on the statement of operations. The Company terminated the Hosting Facilities Services Order effective June 30, 2022.

Services Agreement

The initial term of the Services Agreement runs from April 1, 2021, through December 31, 2022, and automatically renews thereafter for successive one (1)-year terms unless either party provides written notice to the other of nonrenewal within sixty (60) days of the expiration of the then current Term. The initiation of the Services Agreement required a one-time payment of $100,000. The monthly base management fee was set to $20.00 per GPU-based Mining System (approximately $20,000 per month), and $6.50 per ASIC-based Mining System. Base management fees are paid in arrears and due within fifteen (15) days of invoice receipt. If, during any calendar month of the Term, CoreWeave operates on average, more than 1,500 Mining Systems on behalf of the Company, the Base Management Fee with respect to the excess Mining Systems above 1,500 is discounted by 40%. For the twelve months ended December 31, 2022, the Company recorded $143,640 in mining costs within discontinued operations on the statement of operations. The Company terminated the Service agreement effective June 30, 2022.

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

First Choice International Company, Inc (“First Choice”)

On July 9, 2021, the Company executed an agreement whereby First Choice will provide consulting services to the Company. First Choice’s owner is a shareholder in the Company. The Company paid First Choice a fully earned flat fee of $175,000 for its services. The Agreement shall extend for an initial period of six (6) months. Unless immediate termination is otherwise specifically permitted herein, the Company may cancel the agreement by providing thirty (30) calendar days written notice. Notwithstanding, in the event of a Termination Notice, all of the compensation due during the Term or any extension thereof shall be deemed fully earned and/or immediately due and payable.

BK Consulting Group, LLC

On September 24, 2021, the Company entered into a Business Advisory Consulting Agreement (the “Consulting Agreement”) with BK Consulting Group, LLC ("BK Consulting"). The President of BK Consulting, Brian Kantor, is a beneficial owner in the Company as disclosed in the beneficial owner table. The Company paid BK Consulting an upfront flat fee of $300,000 with a service period term from September 24, 2021 through March 23, 2022 for consulting services. In connection with this fee, the Company expensed $160,000 through December 31, 2021 and $140,000 in 2022. In November 2021, the Company entered into the First Amendment to Consulting Agreement (“Amendment 1”) in which the Company agreed to pay BK Consulting an additional $300,000 for consulting services, extending the service period term and additional 3 months to June 23, 2022. The Company recorded $75,000 of this additional fee in 2021, and $225,000 in 2022 over the extended service period. In May 2022, the Company entered into an additional term extension on the initial services provided in the Consulting Agreement (“Amendment 2") through June 3, 2022, for which an additional $50,000 was paid and expensed for services provided in May 2022. During 2021, the Company expensed in total $235,000 relating to the Consulting Agreement and Amendment 1. During 2022, the Company expensed in total $415,000 relating to the Consulting Agreement, Amendment 1 and Amendment 2.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ViewTrade Securities, Inc.

On February 8, 2022, the Company entered into an Advisory Services Agreement (the “Agreement”) with ViewTrade Securities, Inc. (“Advisor”) whereby the Advisor will assist the Company and provide services that will contribute to the overall growth of the Company. ViewTrade and its owner Brian Herman are shareholders in the Company. The term of the engagement is six months and may be extended by mutual agreement of the parties. In consideration of the services, the Company paid an Advisory Fee in an amount equal to 6,000,000 restricted common shares (the “Fees) and the Fees shall be deemed fully earned upon execution of the Agreement. As of December 31, 2022, the Company recorded a value of the stock of $240,000, which included $239,940 of additional paid in capital and $60 par value.

Bespoke Growth Partners, Inc. (“Bespoke”)

Effective April 1, 2021, the Company entered into a consulting agreement with Bespoke. Bespoke’s owner is a shareholder in the Company. In connection with the consulting agreement, the Company agreed to issue 5,589,820 shares of common stock, of which 5,250,000 were later exercised for pre-funded warrants, of which 5,250,000 were unexercised as of December 31, 2021. The pre-funded warrants were subsequently exercised on January 21, 2022. The Company recognized an expense associated with the share issuance totaling approximately $1,884,888.

Effective as of April 15, 2021, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company agreed to total compensation for services of $975,000 which of which $775,000 was paid during the year ended December 31, 2021. The Company made an additional payment in accordance with the agreement of $200,000 in January 2022. The Company expensed this advisory fee during the twelve months ended December 31, 2022, which is recorded as consultant fees in general and administrative operating costs in the consolidated statement of operations. As of June 30, 2022, the Bespoke consulting agreement has expired.

Effective as of January 13, 2022, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company is to pay Bespoke a gross advisory fee of $975,000 for identifying the Ostendo acquisition and services related to the Company. On March 23, 2022, the Company paid off the balance owed for this service. The Company expensed the advisory fee during the twelve months ended December 31, 2022, which is recorded as consultant fees in general and administrative in the consolidated statement of operations.

Ressense LLC

On August 4, 2021, the Company executed a six (6) month business advisory services agreement with Ressense LLC. Ressense’s owner is a shareholder in the Company. The services to be provided include potential business activities including acquisition, merger and reverse merger opportunities. As compensation for the performance of services, the Company paid and recorded $25,000 through January 31, 2022, as consultant fees in general and administrative in the consolidated statement of operations. The business advisory services agreement expired January 31, 2022.

One Percent Investments, Inc.

On June 21, 2022, the Company executed a four (4) month business advisory services agreement with One Percent Investments, Inc. The owner of One Percent is a shareholder in the Company. The services to be provided include potential future merger and/or acquisition activities, strategic alliances, joint ventures, and advisory services in connection with the Company’s desire to up-list to a national stock exchange. As compensation for the performance of services, the Company paid $125,000 for the respective service period. Additional compensation in the amount of $500,000 will be rendered in connection with the up-listing process. The Company recognized $125,000 of expense during the year ended December 31, 2022, which is recorded as consultant fees in general and administrative operating costs in the consolidated statement of operations.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On September 9, 2022, the Company entered into Second Amendment to the Employment Agreement for Wayne Wasserberg, the Company’s Chief Executive Officer. The Second Amendment provides a minimum bonus of $100,000 for achievement of the bonus milestone. The bonus milestone is based upon the following:

1.	The sale of all or substantially all of the stock or assets of: (i) TTM Digital, or (ii) Sysorex Government Services.

2.	The raising of five million dollars in financing by or before December 31, 2022, in one transaction or a series of related transactions.

Accrued Salaries and Bonuses

As of December 31, 2022, officers of the Company, Zaman Khan and Vincent Loiacono deferred bonuses of $90,000 and $75,000 respectively. As of December 31, 2022, the Company recorded $318,000 of severance and bonus as part of the CTO’s termination package.

Style Hunter, Inc.

On September 26, 2021, the Company acquired a 5% minority interest in Style Hunter, Inc. (“Hunt”). The owner of Style Hunter is a shareholder in the Company. The Hunt issued 613,723 shares of its common stock: par value $0.0001 per share for $0.81470 per share for a total price of $500,000. The Company shall have a one-time option to purchase an additional $500,000 of the Common Stock. As of December 31, 2022, the Company recorded an impairment charge of $0.5 million, which is recorded as an impairment of investments in the statement of operations as disclosed in Note 5 Discontinued Operations.

Omniverse, LLC

On April 3, 2023, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Omniverse LLC (“Omniverse”), whereby the Company agreed to sell to Omniverse 136,667 shares of Series C-7b Preferred Stock of Ostendo Technologies, Inc. The owner of Omniverse is a shareholder in the Company. The Agreement requires Omniverse to pay the Company a purchase price consisting of $182,000 and other valuable consideration in the form of consulting services of approximately $1.0 million. The Company retained 30,000 shares of the investment in Ostendo. As of December 31, 2022, the Company has recorded $1.4 million in the Consolidated Balance sheets as equity investment in Ostendo.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following as of December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
Consultants	$-	$565
Rent	-	17
Vendor Payments	16	-
Insurance	-	162
License and Maintenance Contracts	622	658
	$638	$1,402

Note 15 — Income Taxes

The income tax provision (benefit) for the year ended December 31, 2022, consists of the following (in thousands of dollars):

Net loss before income tax is as follows (in thousands):

Year ended December 31, 2022

Net loss before income tax	$(8,609)

Income tax expense (benefit) consists of the following:

Year ended December 31, 2022
U.S. Federal
Current	$39
Deferred	(2,062)
State and Local
Current	9
Deferred	92
(1,922)
Change in Valuation Allowance	1,969
Total income tax provision (benefit)	$47

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation between the U.S. statutory federal income tax rate and the Company’s effective rate for the year ended December 31, 2022, is as follows:

Year ended December 31, 2022

Pretax Income	14.9%
State taxes, net of federal benefit	2.2%
Federal and state rate change and other	-5.4%
Transaction costs	-1.3%
Extinguishment of debt	-0.4%
Other permanent items	2.4%
Embedded Derivative	3.4%
Change in valuation allowance	-16.2%

Effective income tax rate	-0.4%

As of December 31, 2022, the Company’s deferred tax assets consisted of the effects of temporary differences attributable to the following (in thousands of dollars):

	December 31, 2022	December 31, 2021 (As Restated)
Deferred tax assets:
Net operating loss carry forwards	$7,888	$ 3,501
Fixed assets	965	1,126
Accrued compensation	143	40
Reserves	621	504
Intangible assets	2,969	3,053
Business interest limitation	662	727
Lease Liabilities	113	142
Tax Credits	-	211
Loss Contingency	32	1,937
Other	669	181
Total deferred tax assets before valuation allowance	14,062	11,422

Valuation allowance	(13,967)	(11,280)
Total deferred tax assets after valuation allowance	95	142

Deferred tax liabilities:
Operating lease right of use assets	(95)	(142)
Total deferred tax liabilities	(95)	(142)

Net deferred tax assets and liabilities	$-	$-

Prior to the merger (as discussed in Note 1), the Company was a Partnership for US Income Tax purposes and therefore had no provision for income tax as of December 31, 2020. Subsequent to the merger the entity became a taxable entity.

The Company had approximately $32.1 million and $15.2 million of U.S. federal net operating loss (“NOL”) carryovers available to offset future taxable income at December 31, 2022 and December 31, 2021, respectively. The Company had approximately $19.3 million and $13.2 million of state NOL carryovers available to offset future taxable income at December 31, 2022 and December 31, 2021, respectively. The U.S. federal NOL’s generated in 2022 do not expire and have an indefinite life. State NOLs begin to expire at various dates beginning in 2038.

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

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In assessing the realization of deferred tax assets, management considers whether it is “more likely than not”, that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible.

ASC 740, “Income Taxes” requires that a valuation allowance be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, management believes that uncertainty exists with respect to future realization of its deferred tax assets and has, therefore, established a full valuation allowance as of December 31, 2022. As of December 31, 2022, the net change in valuation allowance was $2.6 million.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company is required to file federal and state income tax returns. Based on the Company’s evaluation, it has been concluded that there are no material uncertain tax positions requiring recognition in the Company’s consolidated financial statements for the year ended December 31, 2022.

The Company’s policy for recording interest and penalties associated with unrecognized tax benefits is to record such interest and penalties as interest expense and as a component of general and administrative expense, respectively. There were no amounts accrued for interest or penalties for the year ended December 31, 2022. Management does not expect any material changes in its unrecognized tax benefits in the next year.

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

Note 16 — OTC Status

The Company announced, effective November 25, 2022, its common shares are quoted on OTC Market’s Pink current information tier, in lieu of the OTCQB, due to the minimum bid price requirement for the OTCQB. The Company continues to trade its shares in the OTC Market, Pink Tier.

Note 17 — Subsequent Events

Equity, Private Placement Agreement

As discussed in Note 11 – Equity, Private Placement Agreement, on October 18, 2022, the Company sold to investors an aggregate of 500 million shares of common stock along with warrants 1 and 2 to each acquire an additional 500 million shares of common stock. Pursuant to the terms of the agreement, the Company agreed to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days of October 18, 2022 (the “Registration Deadline”). If such registration statement has not become effective by the Registration Deadline, the Company agreed to issue each investor a number of additional shares of common stock equal to 10% of the purchased shares acquired by each investor and a third warrant equal to the number of additional shares. The Company was unable to have the registration statement become effective by January 16, 2023, 90 days past October 18, 2022. As a result, the additional shares and warrant 3 will be issuable for each 30-day period, or portion thereof, that the registrable securities have not become effective. As of May 31, 2023, the Company is obligated to issue an additional 271 million shares of common stock and warrant 3 to purchase an additional 271 million shares of common stock.

Stock Purchase Agreement

On April 3, 2023, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Omniverse LLC (“Omniverse”), whereby the Company agreed to sell to Omniverse 136,667 shares of Series C-7b Preferred Stock of Ostendo Technologies, Inc. The Agreement requires Omniverse to pay the Company a purchase price consisting of $182,000 and other valuable consideration in the form of consulting services of approximately $1.0 million. The Company retained 30,000 shares of the investment in Ostendo. As of December 31, 2022, the Company has recorded $1.4 million in the Consolidated Balance sheets as equity investment in Ostendo.

Furnishing of Information: Public Information

As required under the Securities Purchase Agreement, disclosed in Note 8 Short Term debt, with the convertible debenture holders thereunder, the Company is required to timely file its Annual Report, Form 10K and Quarterly Report Form 10Q under the Securities and Exchange Act and in order to satisfy the provisions of Rule 144(c). As of March 31, 2023, the Company was unable to meet its filing requirements deadlines, therefore, the Company has incurred partial liquidated damages of approximately $ 0.6 million. Damages will continue to accrue until the date on which the public information requirements of Rule 144(c) have been satisfied.

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

As of December 31, 2022, the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15e and 15d-15(e). This type of evaluation is performed on a quarterly basis so that conclusions of management, including our Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. The overall goals of these evaluation activities are to monitor our disclosure controls and to modify them as necessary. We intend to maintain the disclosure controls as dynamic systems that we adjust as circumstances merit. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, due to the material weaknesses described below.

On May 17, 2022, subsequent to the evaluation as of December 31, 2021, management, in agreement with the audit committee of the Company’s Board of Directors, determined that the previously issued financial statements for the Affected Periods should no longer be relied upon and required restatement. As previously disclosed in the Company’s Current Report on Form 8-K filed on May 17, 2022, with the SEC, on May 17, 2022, the Company’s management determined that its prior conclusion that the “conversion feature” of the Debentures qualified for equity classification and, therefore, qualified for the application of the guidance in ASU 2020-06 was incorrect. Management determined that the conversion feature was a liability classified derivative under ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity from the inception requiring recognition at fair value for each reporting period. See “Item 1A, Risk Factors—Risks Relating to Our Business - “We have material weaknesses in our internal control over financial reporting.”

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

Management has used the 2013 framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. Based on this evaluation, management has concluded controls were not effective as of December 31, 2022, due to identified material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified is disclosed below:

1.

The Company does not have a formal top-down risk assessment process or cyber  risk assessment to identify significant process areas, underlying key controls, and nor does the Company have a monitoring process in place to monitor internal controls over financial reporting.

2.	The Company did not properly design or maintain effective entity level monitoring controls over the financial close and reporting process. The Company’s controls surrounding the review of financial statements, vendor agreements, key reconciliations and accounting for complex transactions were not designed and did not operate at a level of precision that would prevent or detect a material misstatement.

3.	The Company did not design and implement appropriate user access controls to ensure segregation of duties that would adequately restrict user access to financially significant information systems, and schedules, specifically surrounding mining revenue and mining equipment.

4.	The Company has not implemented formalized and documented detective compensating controls over significant process areas integral to financial reporting that mitigate insufficient segregation of duties.

5.	The Company did not properly design or maintain effective controls over its service organizations and IT vendors. More specifically, the Company did not properly design or implement controls to ensure that data received from third parties is complete and accurate or have controls in place to review the applicable complementary user entity controls described in service organizations’ reports for their potential impact on the Company’s financial reporting.

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

1.

Complete a formal top-down and cyber risk assessment to determine and confirm the material financial and information technology related processes  in scope and determine the necessary key controls to be formally monitored to ensure the mitigation of material financial reporting risks.

2.	To formally document the existence of a set of key controls over the financial reporting process, assigned to the most appropriate owner, and monitored periodically to ensure their effectiveness in operating at the desired level of precision to mitigate the risks identified during the risk assessment.

3.	As part of the formal risk assessment, formally identify (and periodically update) the list of systems in scope and determine the proper set of controls to ensure a timely, accurate, and formal review of each user access to mitigate the risk of unauthorized, and nonsegregated activities.

4.	The Company will develop, formalize and document detective compensating controls over significant process areas integral to financial reporting that will allow the Company to mitigate insufficient segregation of duties.

5.	As part of the formal risk assessment, formally identify (and periodically update) the list of external service providers in scope and assess whether controls are in place (performed by the service provider or by the company) to address the completeness and accuracy of the relevant information needed to complete the company’s financial statement

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B: Other Information

None

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and ages of all of our current directors and executive officers. Our officers are appointed by, and serve at the pleasure of, the Company’s Board of Directors (the “Board”). On, September 22, 2022, at the Company’s Annual Meeting of its stockholders, Wayne Wasserberg, Zaman Kahn and William Stilley were elected to the Company’s Board of Directors, to serve for a term of one year, until the next annual meeting of stockholders and until their successors have been duly elected. Mr. Stilley resigned from his position as a member of the Board on October 31, 2022.

Name	Age	Position
Wayne Wasserberg	41	Director, Chief Executive Officer
Zaman Khan	54	Director, President
Vincent Loiacono	63	Chief Financial Officer

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

Board of Directors

Our Board may establish the authorized number of directors from time to time by resolution. The current authorized number of directors is three and we have one vacancy on the Board. Our current directors, if elected, will continue to serve as directors until the next annual meeting of stockholders and until his or her successor has been elected and qualified, or until his or her earlier death, resignation, or removal.

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

Our Board held ten meetings during 2022. No officer or member of our board of directors was delinquent in filing any Section 16 reports during 2022. No member of our Board attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she was a director) and (ii) the total number of meetings held by all committees of the Board on which such director served (held during the period that such director served), if any.

Independence of Directors

In determining the independence of our directors, we apply the definition of “independent director” provided under the listing rules of The NASDAQ Stock Market LLC. Pursuant to these rules, one of our directors (Mr. Stilley) that served during 2022 was independent within the meaning of Nasdaq Listing Rule 5605. On October 31, 2022, Mr. Stilley submitted his resignation as a director. As of December 31, 2022, there is no independent director on the Board of Directors.

There are no family relationships between any of the individuals who serve as members of our Board and as our executive officers.

Board Committees

Audit Committee

On October 31, 2022, our audit committee chair resigned his position with the Company. Currently, we do not have a separately designated standing audit committee.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to members of our Board, our executive officers, and our employees. The Code of Conduct is available on our website at https://sysorexinc.com/?page_id=2 We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the address specified above.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table summarizes the total compensation earned by each of the following executive officers (each an “NEO” and collectively, our “NEOs”) for the fiscal years ended December 31, 2022, and 2021.

					Stock		Option
		Salary	Bonus		Awards		Awards		Total
Name and Principal Position	Year	($)	($)		($)		($)		($)
Wayne Wasserberg,	2022	$400,000	$		$—		$—		$400,000
Chief Executive Officer	2021	$286,667	$100,000		$400,000	(1)	$—		$786,667
Zaman Khan,	2022	$300,000	$250,000	(5)	$—		$—		$550,000
President (2)	2021	$300,000	$200,000	(2)	$14,700	(3)	$28,623	(4)	$543,323
Vincent Loiacono,	2022	$250,000	$135,000	(8)	$—		$—		$385,000
Chief Financial Officer (3)	2021	$237,500	$60,000	(6)	$—		$28,623	(7)	$326,123

(1)	Pursuant to the terms of Mr. Wasserberg’s Employment Agreement (see “—Employment Agreements and arrangements—Wayne Wasserberg” below), the Company granted Mr. Wasserberg 500,000 shares of common stock on July 20, 2021. This amount reflects the full grant date fair value of the stock award as measured pursuant to the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 as stock-based compensation in our consolidated financial statements. The fair value at the date of the grant was $0.40 per share. This amount does not necessarily correspond to the actual value that may be recognized from the stock award by Mr. Wasserberg. The remaining 500,000 shares of common stock were granted to Mr. Wasserberg on January 20, 2022. The fair value of the stock award at the date of grant was $0.40 per share.

(2)	Mr. Khan earned a bonus in the amount of $200,000 in 2021. As of April 15, 2021, $50,000 was accrued and unpaid. On April 15, 2021, in connection with the reverse triangular merger, the Company and Mr. Khan agreed to convert the full amount of the accrued and unpaid bonus to shares of common stock at a price per share of $0.569. Accordingly, on April 15, 2021, the Company issued 289,455 shares of common stock to Mr. Khan.

(3)	As of April 15, 2021, a loan in the amount of $14,700 made by Mr. Khan to the Company was recorded. The Company subsequently issued shares of common stock to Mr. Khan in lieu of such repayment of such loan. On April 15, 2021, in connection with the reverse triangular merger, the Company and Mr. Khan agreed to convert the full amount of the accrued and unpaid loan to shares of common stock at a price per share of $0.569. Accordingly, on April 15, 2021, the Company issued 289,455 shares of common stock to Mr. Khan.

(4)	On July 20, 2021, the Board of Directors granted an option to Mr. Khan to purchase 750,000 shares of common stock. These options were fully vested at grant. The fair value at the date of the grant was $0.24 per share. The fair value of the grant is amortized over the service life of the grant.

(5)	Mr. Khan earned a bonus in the amount of $250,000 in 2022, as of June 12, 2023, $90,000 was accrued and unpaid.

(6)	Mr. Loiacono earned a bonus in the amount of $60,000 in 2021. As of April 15, 2021, $15,000 was accrued and unpaid. On April 15, 2021, in connection with the reverse triangular merger, the Company and Mr. Loiacono agreed to convert the full amount of the accrued and unpaid bonus to shares of common stock at a price per share of $0.569. Accordingly, on April 15, 2021, the Company issued 79,086 shares of common stock to Mr. Loiacono.

(7)	On July 20, 2021, the Board of Directors granted an option to Mr. Loiacono to purchase 750,000 shares of common stock. These options were fully vested at grant. The fair value at the date of the grant was $0.24 per share. The fair value of the grant is amortized over the service life of the grant.

(8)	Mr. Loiacono earned a bonus in the amount of $135,000 in 2022. As of June 12, 2023, $75,000 was accrued and unpaid.

Employment Agreements and Arrangements

Wayne Wasserberg

On May 7, 2021, the Company entered into an Employment Agreement with its Chief Executive Officer, Wayne Wasserberg, pursuant to which Mr. Wasserberg will continue to serve as the Chief Executive Officer of the Company and as President, Treasurer, and Secretary of its wholly owned subsidiary, TTM Digital. Under the Employment Agreement, Mr. Wasserberg will receive an annual base salary of Four Hundred Thousand Dollars ($400,000). In addition, he was granted a sign-on bonus of Fifty Thousand Dollars ($50,000) and will receive an additional bonus of Fifty Thousand Dollars ($50,000) upon the Employee’s successful completion of six (6) months of employment with the Company. Further, the Employment Agreement states that additional bonus performance criteria are to be included within two (2) months of the effective date of the Employment Agreement, subject to approval of the board of directors of the Company (the “Board”). The Company also agreed that Mr. Wasserberg shall receive an initial stock grant of 200,000 shares of the Company’s common stock, once the employee stock option plan is approved by the Board and filed on Form S-8 with the Securities and Exchange Commission. The Employment Agreement subjects Mr. Wasserberg to customarily confidentiality, non-solicitation, and intellectual property assignment provisions. The Employment Agreement provides for a two-year term and may be terminated by either party in accordance with its terms. The Employment Agreement obligates the Company to remit certain cash payments to Mr. Wasserberg in connection with qualifying terminations, encompassing three termination scenarios: with Just Cause (as defined in the Employment Agreement), without Just Cause, and in the event of disability and death. Termination with Just Cause results in payments of the relevant portion of base salary, accrued and unused vacation, payments of unreimbursed expenses and receipt of the vested portion of any benefit plan (the “Just Cause Payments”). In the event, Mr. Wasserberg is terminated without Just Cause or within the twenty-four (24) month period following a Change of Control (as defined in the Employment Agreement), then the Company shall, in addition to the Just Cause Payments, (1) continue to pay his base salary for one month for every two months of employment after the effective date of the Employment Agreement up to a maximum of twelve (12) months subject to and conditioned upon Employee signing a full general release of any and all known and unknown claims against the Company; and (2) within forty-five days of termination pay to Employee one hundred percent of the value of any accrued but unpaid bonus that Employee otherwise would have received. If the employment of Mr. Wasserberg is terminated due to his disability or death, the Company will be required to pay to him or his estate the amounts required by law or disability plans and the Just Cause Payments.

On July 26, 2021, the Company and Mr. Wasserberg entered into an amendment to the Employment Agreement effective as of July 20, 2021 (the “Amendment”). The Amendment increased the total number of restricted shares of common stock issuable to Mr. Wasserberg pursuant to the Employment Agreement from 200,000 to 1,000,000 and provided that the entirety of the shares will be issued pursuant to the Company’s 2018 Equity Incentive Plan in accordance with the following vesting schedule: (i) 500,000 shares of common stock will be issued and vested as of July 20, 2021 and (ii) an additional 500,000 shares of restricted common stock will be issued and vested on January 20, 2022, provided that such issuance and vesting will occur only if Mr. Wasserberg remains an employee of the Company and TTM Digital as of such date. On July 20, 2021, the Company issued 500,000 shares of restricted common stock to Mr. Wasserberg, and on January 20, 2021, the Company issued an additional 500,000 shares of restricted common stock to Mr. Wasserberg.

On September 9, 2022, the Company entered into Second Amendment to the Employment Agreement for Wayne Wasserberg, the Company’s Chief Executive Officer. The Second Amendment provides a minimum bonus of $100,000 for achievement of the bonus milestone. The bonus milestone is based upon the following:

1.	The sale of all or substantially all of the stock or assets of: (i) TTM Digital, or (ii) Sysorex Government Services.

2.	The raising of five million dollars in financing by or before December 31, 2022, in one transaction or a series of related transactions.

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

Vincent Loiacono

The Company entered into an Employment Agreement with Vincent Loiacono, pursuant to which Mr. Loiacono acts as the Chief Financial Officer for the Company and SGS. Mr. Loiacono is paid an annual salary of $175,000 a year for his services (the “Loiacono Base Salary”). In addition to the Loiacono Base Salary, Mr. Loiacono receives a quarterly incentive bonus in the amount of $15,000 and is eligible to participate in any executive bonus pools, discretionary performance bonuses (based on targets or other performance objectives) or deferred compensation plans that the Company may establish in its sole discretion. Mr. Loiacono also receives medical, dental, and vision insurance coverage for him, his spouse and his children, to the same extent, and on the same terms and conditions that such coverage is provided to other senior management employees of the Company and may participate in the Company’s 401(k) plan to the same extent and on the same terms and conditions that other senior management employees of the Company are permitted to participate. Mr. Loiacono is entitled to three weeks’ paid vacation per year and paid sick days to the same extent and on the same terms and conditions as the Company provides to its other senior management employees.

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

On February 16, 2021, the Company entered into an amendment (“Amendment No. 1”) to the Employment Agreement, by and between the Company and Vincent Loiacono, the Company’s Chief Financial Officer. Pursuant to the terms of Amendment No. 1, Mr. Loiacono’s base salary was set at $250,000 per year and an indemnification clause was added to the Employment Agreement.

On August 10, 2022, the Company entered into a second Amendment (“Amendment No. 2”) to Employment Agreement, by and between the Company and Vincent Loiacono, the Company’s Chief Financial Officer. Pursuant to the terms of Amendment No. 2, the parties amended the termination provisions of the original employment agreement, as amended. Amendment No. 2 provides that the Company, in its sole discretion, may terminate Mr. Loiacono’s employment for any reason without Just Cause (as defined in the employment agreement, as amended) at any time. If (a) the Company terminates Mr. Loiacono’s employment without Just Cause, or (b) within 24 months following a change of control, Mr. Loiacono resigns as a result of and upon a material diminution of his duties, responsibilities, authority, and position, or a material reduction of his compensation and benefits, or if he ceases to hold the position of Chief Financial Officer after a change of control, the Company will, among other things: (l) continue to pay Mr. Loiacono’s base salary for one month for every two months of employment after the effective date up to a maximum of 12 months (as opposed to six months under the original agreement, as amended); and (2) within 45 days of termination or resignation, pay to Mr. Loiacono 100% of the value of any accrued but unpaid bonus. Except as set forth in Amendment No. 2, the original employment agreement, as amended, remains in full force and effect.

Outstanding Equity Awards at Fiscal Year-End

The following table includes outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our NEOs as of December 31, 2022.

OUTSTANDING EQUITY AWARDS AS OF DECEMBER 31, 2022

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)		Option Expiration Date
Wayne Wasserberg	-		-	-	$	N/A	-
					$
Zaman Khan	750,000	(1)	-	-		$2.00	7/19/2031
					$
Vincent Loiacono	750,000	(1)	-	-		$2.00	7/19/2031

(1)	Represents a grant by the Board of Directors on July 20, 2021, of an option purchase 750,000 shares of common stock at an exercise price of $2.00 per share. The grant was fully vested on the date of grant.

Securities Authorized for Issuance under Equity Compensation Plans

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants or rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (e)
Equity compensation plans approved by security holders	1,656,000	$2.00	6,424,000
Equity compensation plans not approved by security holders	-	N/A	-
Total	1,656,000	$2.00	6,424,000

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

●	Incentive and Nonqualified Stock Options. The committee determines the exercise price of each stock option. The exercise price of an NQSO may not be less than the fair market value of our common stock on the date of the grant. The exercise price of an incentive stock option may not be less than the fair market value of our common stock on the date of grant if the recipient holds 10% or less of the combined voting power of our securities, or 110% of the fair market value of a share of our common stock on the date of grant otherwise.

●	Stock Grants. The committee may grant stock, including restricted stock, to any eligible person. The stock grant will be subject to the conditions and restrictions determined by the committee. The recipient of a stock grant shall have the rights of a stockholder with respect to the shares of stock issued to the holder under the Plan.

●	Stock-Based Awards. The committee may grant other stock-based awards, including SARs and restricted share units, with terms approved by the committee, including restrictions related to the awards. The holder of a stock-based award shall not have the rights of a stockholder.

●	Performance Unit Awards. The committee may grant performance unit awards. A performance unit is a right to receive, contingent upon the attainment of specified performance measures within a specified performance period, a specified cash amount or, in lieu thereof and to the extent set forth in the applicable award agreement, shares having a fair market value equal to such cash amount.

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

In addition, upon the designation of committees of the Board, we expect that the Board will approve an additional annual fee to be paid to the chair of each committee of the Board. Fees to independent directors may be made by issuance of common stock, based on the value of such common stock at the date of issuance, rather than in cash, provided that any such issuance does not prevent such director from being determined to be independent. We expect that each director that is not an executive officer may also receive grants under the Plan. We expect that any of our executive officers who also serve as directors, however, will be separately compensated by us for their service as directors. We expect that all members of the Board will be reimbursed for reasonable costs and expenses incurred in attending meetings of our Board.

2022 Director Compensation Table

Name	Year	Fees earned or paid in cash		Stock Awards	Option Awards	Non-equity incentive plan compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
William B. Stilley	2022	$60,000	(1)	$-	$-	$-	$-	$-	$60,000

(1)	Mr. Stilley resigned as a member of our Board of Directors on October 31, 2022.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, based on our knowledge, certain information as of June 6, 2023, regarding the beneficial ownership of our common stock by the following persons:

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

Applicable percentage ownership is based on 2,484,426,501 shares of our common stock outstanding as of June 12, 2023. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed to be outstanding all shares of common stock subject to options or other convertible securities held by that person that are currently exercisable or that will become exercisable within 60 days of June 12, 2023. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each beneficial owner listed in the following table is c/o Sysorex, Inc., 13880 Dulles Corner Lane, Suite 120, Herndon, Virginia 20171.

	Amount
	and
	nature of
	beneficial	Percent of
Name of Beneficial Owner	ownership	Class
Named Executive Officers and Directors:
Wayne Wasserberg	1,000,000	*
Zaman Khan(1)	1,039,455	*
Vincent Loiacono(2)	829,086	*

All Directors and Executive Officers as a Group (3 persons)	2,868,541	*

More than 5% Beneficial Owners
Brian M. Herman(3)	306,055,273	8.78%
James Resnick and Lidia Resnick(4)	300,000,000	8.61%
Andrew Resnick(5)	300,000,000	8.61%
Brian Kantor(6)	450,100,000	9.99%

(1)	Represents (i) 289,455 shares of common stock held directly by Mr. Khan; and (ii) 750,000 shares of common stock that Mr. Khan has the right to acquire upon exercise of vested stock options.

(2)	Represents (i) 79,086 shares of common stock held directly by Mr. Loiacono; and (ii) 750,000 shares of common stock that Mr. Loiacono has the right to acquire upon exercise of vested stock options.

(3)	The number of shares of common stock beneficially owned by Mr. Herman include (a) 106,055,273 shares of common stock held directly and (b) 200,000,000 shares of our common stock issuable upon exercise of the Warrants held by Mr. Hermann, which Warrants are subject to, as applicable, certain beneficial ownership limitations, which provide that a holder of such warrants will not have the right to exercise any portion thereof if such holder, together with its affiliates, would beneficially own in excess of 9.99%, of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The address of Mr. Herman is 7464 Fairway Trail, Boca Raton Florida 33487.

(4)	The number of shares of common stock beneficially owned by James Resnick and Lidia Resnick include (a) 100,000,000 shares of common stock held directly and (b) 200,000,000 shares of our common stock issuable upon exercise of the Warrants held by James Resnick and Lidia Resnick, which Warrants are subject to, as applicable, certain beneficial ownership limitations, which provide that a holder of such warrants will not have the right to exercise any portion thereof if such holder, together with its affiliates, would beneficially own in excess of 9.99%, of the number of shares of common stock outstanding immediately after giving effect to such exercise. The address of James Resnick and Lidia Resnick is 2700 Bay Avenue, Miami Beach Florida 33140.

(5)	The number of shares of common stock beneficially owned by Andrew Resnick include (a) 100,000,000 shares of common stock held directly and (b) 200,000,000 shares of our common stock issuable upon exercise of the Warrants held by Andrew Resnick, which Warrants are subject to, as applicable, certain beneficial ownership limitations, which provide that a holder of such warrants will not have the right to exercise any portion thereof if such holder, together with its affiliates, would beneficially own in excess of 9.99%, of the number of shares of Common Stock outstanding immediately after giving effect to such exercise. The address of Andrew Resnick is 2700 Bay Avenue, Miami Beach Florida 33140.

(6)	Brian Kantor, the Managing Member of Kantor Family Investments, Inc. has voting, and dispositive control of the securities held by Kantor Family Investments, Inc. and Brian Kantor, the Managing Member of B.K. Consulting Group LLC has voting, and dispositive control of the securities held by B.K. Consulting Group LLC. The number of shares of common stock beneficially owned by Kantor Family Investments, Inc. include (a) 50,000,000 shares of common stock held directly and (b) 100,000,000 shares of our common stock issuable upon exercise of the Warrants held by Kantor Family Investments, Inc, which Warrants are subject to, as applicable, certain beneficial ownership limitations, which provide that a holder of such warrants will not have the right to exercise any portion thereof if such holder, together with its affiliates, would beneficially own in excess of 9.99%, of the number of shares of common stock outstanding immediately after giving effect to such exercise. The number of shares of common stock beneficially owned by B.K. Consulting Group LLC include (a) 100,100,000 shares of common stock held directly and (b) 200,000,000 shares of our common stock issuable upon exercise of the Warrants held by B.K. Consulting Group LLC, which Warrants are subject to, as applicable, certain beneficial ownership limitations, which provide that a holder of such warrants will not have the right to exercise any portion thereof if such holder, together with its affiliates, would beneficially own in excess of 9.99%, of the number of shares of common stock outstanding immediately after giving effect to such exercise. Mr. Kantor’s address is 21290 NE 23rd Avenue, Miami Florida 33180.

*	less than 1% of the issued and outstanding shares of common stock.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Review, Approval or Ratification of Transactions with Related Persons.

The Board reviews issues involving potential conflicts of interest, and reviews and approves all related party transactions, including those required to be disclosed as a “related party” transaction under applicable federal securities laws. The Board has not adopted any specific procedures for conducting reviews of potential conflicts of interest and considers each transaction in light of the specific facts and circumstances presented. However, to the extent a potential related party transaction is presented to the Board, the Company expects that the Board would become fully informed regarding the potential transaction and the interests of the related party and would have the opportunity to deliberate outside of the presence of the related party. The Company expects that the Board would only approve a related party transaction that was in the best interests of the Company, and further would seek to ensure that any completed related party transaction was on terms no less favorable to the Company than could be obtained in a transaction with an unaffiliated third party. Other than as described below, no transaction requiring disclosure under applicable federal securities laws occurred during fiscal year 2022 that was submitted to the Board for approval as a “related party” transaction.

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

For the period from January 1, 2022, through the date of this report (the “Reporting Period”), described below are certain transactions or series of transactions between us and certain related persons.

Asset Contribution and Exchange Agreement

Effective April 1, 2021, the Company entered into a variety of contracts with CoreWeave, Inc. (“CoreWeave”). On April 1, 2021, CoreWeave contributed 3,130 GPU of data mining equipment with 150 gigahash of computing power to the Company in exchange for an equity interest representing 28.65% of the outstanding pre-merger equity of TTM Digital prior to the merger transaction with Sysorex for a total value of approximately $12 million. As a result of the merger, and in consideration for the 28.65% ownership of TTM Digital. CoreWeave was issued 35,588,548 shares of Sysorex common stock at the merger. CoreWeave was considered a related party of the Company because of its material interest in this transaction, which was that it received the 35,588,548 shares of Sysorex common stock at the merger which at the time constituted more than 5% of the Company’s issued and outstanding common stock. Currently, CoreWeave no longer holds more than 5% of the Company’s issued and outstanding common stock and is no longer considered a related party.

Lease to Buy Purchase Order

The Company acquired 1,344 GPU data mining equipment with 125 gigahash of computing power in a lease to buy arrangement from CoreWeave. The Company agreed to total payments of $2.2 million over 180 days subject to acceleration based on the completion of certain corporate events. Revenue generated by operation of the equipment from April 1, 2021, shall be credited against the purchase price until payment of the balance of the purchase price. The Company has determined that the fair value of the installment payments is $2.1 million and will record $70,000 in financing interest costs for the aggregate $2.2 million in installment payments. The Company recognized approximately $70,000 of such interest expenses for the year ended December 31, 2021, respectively. CoreWeave was considered a related party of the Company because it then held more than 5% of the Company’s issued and outstanding common stock. Currently, CoreWeave no longer holds more than 5% of the Company’s issued and outstanding common stock and is no longer considered a related party. CoreWeave interest in this transaction was pursuant to the lease to buy purchase order of $2.2 million.

Hosting Facilities Services Order

The Hosting Facility Services Order (the “Hosting Contract”) provided for the provision of hosting facility space and services by CoreWeave. The services are paid for in advance of the service month and the initial term of the hosting services is through June 30, 2022, which renews automatically for successive one year renewal terms unless either party terminates within sixty (60) days of the expiration of the then current term. At the signing of the Hosting Contract an estimated 382 data mining rigs were covered at an estimated monthly cost of approximately $21,556 ($260,000 per year). For the twelve months ended December 31, 2022, the Company recorded $129,334 in mining costs within discontinued operations on the statement of operations. The Company terminated the Hosting Facilities Services Order effective June 30, 2022. CoreWeave was considered a related party of the Company because it then held more than 5% of the Company’s issued and outstanding common stock. Currently, CoreWeave no longer holds more than 5% of the Company’s issued and outstanding common stock and is no longer considered a related party. CoreWeave’s interest in this transaction was the interest in the Hosting Contract of $260,000.

Services Agreement

The initial term of the Services Agreement runs from April 1, 2021, through December 31, 2022, and automatically renews thereafter for successive one (1)-year terms unless either party provides written notice to the other of nonrenewal within sixty (60) days of the expiration of the then current Term. The initiation of the Services Agreement required a one-time payment of $100,000. The monthly base management fee was set to $20.00 per GPU-based Mining System (approximately $20,000 per month), and $6.50 per ASIC-based Mining System. Base management fees are paid in arrears and due within fifteen (15) days of invoice receipt. If, during any calendar month of the Term, CoreWeave operates on average, more than 1,500 Mining Systems on behalf of the Company, the Base Management Fee with respect to the excess Mining Systems above 1,500 is discounted by 40%. For the twelve months ended December 31, 2022, the Company recorded $143,640 in mining costs within discontinued operations on the statement of operations. The Company terminated the Service agreement effective June 30,2022. CoreWeave was considered a related party of the Company because it then held more than 5% of the Company’s issued and outstanding common stock. Currently, CoreWeave no longer holds more than 5% of the Company’s issued and outstanding common stock and is no longer considered a related party. CoreWeave’s interest in this transaction was the payment of $143,640 under the Services Agreement.

First Choice International Company, Inc (“First Choice”)

On July 9, 2021, the Company executed an agreement whereby First Choice will provide consulting services to the Company. First Choice’s owner is a shareholder in the Company. The Company paid First Choice a fully earned flat fee of $175,000 for its services. The Agreement shall extend for an initial period of six (6) months. Unless immediate termination is otherwise specifically permitted herein, the Company may cancel the agreement by providing thirty (30) calendar days written notice. Notwithstanding, in the event of a Termination Notice, all of the compensation due during the Term or any extension thereof shall be deemed fully earned and/or immediately due and payable.

Master Services Agreement

On April 29, 2021, the Company entered into a Master Services Agreement with CoreWeave to provide support to management relating to cryptocurrency expertise, marketing, and other operational matters for a three-month term. The compensation for these services is a fixed fee of $35,000 per 30-day period, which includes 175 hours per period. The Company recorded $105,000 in service costs for the year ended December 31, 2021. Effective February 24, 2022, the master services agreement has been terminated. CoreWeave was considered a related party of the Company because it then held more than 5% of the Company’s issued and outstanding common stock. Currently, CoreWeave no longer holds more than 5% of the Company’s issued and outstanding common stock and is no longer considered a related party. CoreWeave’s interest in this transaction was the payment under the Master Services agreement of $105,000.

ViewTrade Securities, Inc.

On February 8, 2022, the Company entered into an Advisory Services Agreement (the “Agreement”) with ViewTrade Securities, Inc. (“Advisor”) whereby the Advisor will assist the Company and provide services that will contribute to the overall growth of the Company. ViewTrade and its owner Brian Herman are shareholders in the Company. The term of the engagement is six months and may be extended by mutual agreement of the parties. In consideration of the services, the Company paid an Advisory Fee in an amount equal to 6,000,000 restricted common shares (the “Fees) and the Fees shall be deemed fully earned upon execution of the Agreement. As of December 31, 2022, the Company recorded a value of the stock of $240,000, which included $239,940 of additional paid in capital and $60 par value.

Bespoke Growth Partners, Inc. (“Bespoke”)

Effective July 13, 2020, the Company entered into a consulting agreement with Bespoke. Subsequently, on January 13, 2021, the Company and Bespoke agreed to enter into an Expansion Agreement. Pursuant to the expansion agreement, the Company issued to Bespoke 250,000 shares of restricted common stock, of which 20,000 were earned as of the effective date of the original agreement and 230,000 which were earned as a result of the expansion agreement. The issuance of the shares was included within the Sysorex Recapitalization shares associated with the reverse merger on April 14, 2021. Bespoke was considered a related party of the Company because Bespoke is owned by Mark Peikin and at the time Mr. Peikin held close to 5% (4.83% at the time) of the Company’s issued and outstanding common stock. Currently, Mr. Peikin no longer holds close to 5% of the Company’s issued and outstanding common stock and Mr. Peikin and Bespoke are no longer considered to be related parties. Bespoke’s interest in this transaction was that Bespoke was issued 250,000 shares of the Company’s common stock pursuant to the expansion agreement.

Effective April 1, 2021, the Company entered into a consulting agreement with Bespoke. Bespoke’s owner is a shareholder in the Company. In connection with the consulting agreement, the Company agreed to issue 5,589,820 shares of common stock, of which 5,250,000 were later exercised for pre-funded warrants, of which 5,250,000 were unexercised as of December 31, 2021. The pre-funded warrants were subsequently exercised on January 21, 2022. The Company recognized an expense associated with the share issuance totaling approximately $1,884,888.

Effective as of April 15, 2021, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company agreed to total compensation for services of $975,000 which of which $775,000 was paid during the year ended December 31, 2021. The Company made an additional payment in accordance with the agreement of $200,000 in January 2022. The Company expensed this advisory fee during the twelve months ended December 31, 2022, which is recorded as consultant fees in general and administrative operating costs in the consolidated statement of operations. As of June 30, 2022, the Bespoke consulting agreement has expired. Bespoke was considered a related party of the Company because Bespoke is owned by Mark Peikin and at the time Mr. Peikin held close to 5% (4.83% at the time) of the Company’s issued and outstanding common stock. Currently, Mr. Peikin no longer holds close to 5% of the Company’s issued and outstanding common stock and Mr. Peikin and Bespoke are no longer considered to be related parties. Bespoke’s interest in this transaction was $975,000 as compensation for services pursuant to the consulting agreement.

Effective as of January 13, 2022, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company is to pay Bespoke a gross advisory fee of $975,000 for identifying the Ostendo acquisition and services related to the Company. On March 23, 2022, the Company paid off the balance owed for this service. The Company expensed the advisory fee during the twelve months ended December 31, 2022, which is recorded as consultant fees in general and administrative in the consolidated statement of operations.  Bespoke was considered a related party of the Company because Bespoke is owned by Mark Peikin and at the time Mr. Peikin held close to 5% (4.83% at the time) of the Company’s issued and outstanding common stock. Currently, Mr. Peikin no longer holds close to 5% of the Company’s issued and outstanding common stock and Mr. Peikin and Bespoke are no longer considered to be related parties. Bespoke’s interest in this transaction was the $975,000 advisory fee which was compensation for services pursuant to the consulting agreement.

Ressense LLC

On August 4, 2021, the Company executed a six (6) month business advisory services agreement with Ressense LLC. The services to be provided include potential business activities including acquisition, merger and reverse merger opportunities. As compensation for the performance of services, the Company paid and recorded $125,000 for the year ended December 31, 2021. The business advisory services agreement expired January 31, 2022. Ressense LLC is considered a related party of the Company because Andrew Resnick, who has controlling ownership of Ressense LLC, holds more than 5% of the Company’s issued and outstanding common stock and is accordingly considered to be a related person, and his interest in this transaction is the compensation paid by the Company to Ressense LLC pursuant to the advisory services agreement.

One Percent Investments, Inc.

On June 21, 2022, the Company executed a four (4) month business advisory services agreement with One Percent Investments, Inc. The owner of One Percent is a shareholder in the Company. The services to be provided include potential future merger and/or acquisition activities, strategic alliances, joint ventures, and advisory services in connection with the Company’s desire to up-list to a national stock exchange. As compensation for the performance of services, the Company paid $125,000 for the respective service period. Additional compensation in the amount of $500,000 will be rendered in connection with the up-listing process. The Company recognized $125,000 of expense during the year ended December 31, 2022, which is recorded as consultant fees in general and administrative operating costs in the consolidated statement of operations.

Style Hunter, Inc.

On September 26, 2021, the Company acquired a 5% minority interest in Style Hunter, Inc. (“Hunt”).  The investment in Hunt is part of the assets that TTM Digital is exploring the possibility of selling. The Hunt issued 613,723 shares of its common stock: par value $0.0001 per share for $0.81470 per share for a total price of $500,000. The Company shall have a one-time option to purchase an additional $500,000 of the Common Stock (“Option”) on or before the 360-day anniversary of Closing Date as follows: (i) if the Buyer exercises its Option prior to the 90-day anniversary of Closing Date the per-share purchase price of the additional shares of Common Stock (the “Option Price”) shall be $0.81470 (a $10,000,000 Company valuation), (ii) if the Buyer exercises its Option after the 90-day anniversary of Closing Date, but prior to the 180-day anniversary of Closing Date, the Option Price will be $1.22200 (a $15,000,000 Company valuation), or (iii) if the Buyer exercises its option after the 180-day anniversary of Closing the Option Price will be $2.03670 (a $25,000,000 Company valuation). Hunt is considered a related party of the Company because Andrew Resnick, who has controlling ownership of Hunt, holds more than 5% of the Company’s issued and outstanding common stock and is accordingly considered to be a related person, and his interest in this transaction is the price paid to Hunt by the Company pursuant to the Company’s acquisition of a 5% minority interest in Hunt.

One Percent Investments, Inc.

On June 21, 2022, the Company executed a four (4) month business advisory services agreement with One Percent Investments, Inc. The services to be provided include potential future merger and/or acquisition activities, strategic alliances, joint ventures, and advisory services in connection with the Company’s desire to up-list to a national stock exchange. As compensation for the performance of services, the Company paid $125,000 for the respective service period. Additional compensation in the amount of $500,000 will be rendered in connection with the up-listing process. The Company recognized $125,000 of expense during twelve months ended December 31, 2022, which is recorded as consultant fees in general and administrative operating costs in the consolidated statement of operations. One Percent Investments, Inc. was considered a related party of the Company because One Percent Investments, Inc. is owned by Mark Peikin and at the time Mr. Peikin held close to 5% (4.83% at the time) of the Company’s issued and outstanding common stock. Currently, Mr. Peikin no longer holds close to 5% of the Company’s issued and outstanding common stock and Mr. Peikin and One Percent Investments, Inc. are no longer considered to be related parties. One Percent Investments, Inc.’s interest in this transaction was $125,000 compensation under the advisory services agreement.

BK Consulting Group, LLC

On September 24, 2021, the Company entered into a Business Advisory Consulting Agreement (the “Consulting Agreement”) with BK Consulting Group, LLC ("BK Consulting"). The President of BK Consulting, Brian Kantor, is a beneficial owner in the Company as disclosed in the beneficial owner table. The Company paid BK Consulting an upfront flat fee of $300,000 with a service period term from September 24, 2021 through March 23, 2022 for consulting services. In connection with this fee, the Company expensed $160,000 through December 31, 2021 and $140,000 in 2022. In November 2021, the Company entered into the First Amendment to Consulting Agreement (“Amendment 1”) in which the Company agreed to pay BK Consulting an additional $300,000 for consulting services, extending the service period term and additional 3 months to June 23, 2022. The Company recorded $75,000 of this additional fee in 2021, and $225,000 in 2022 over the extended service period. In May 2022, the Company entered into an additional term extension on the initial services provided in the Consulting Agreement (“Amendment 2") through June 3, 2022, for which an additional $50,000 was paid and expensed for services provided in May 2022. During 2021, the Company expensed in total $235,000 relating to the Consulting Agreement and Amendment 1. During 2022, the Company expensed in total $415,000 relating to the Consulting Agreement, Amendment 1 and Amendment 2.

Omniverse, LLC

On April 3, 2023, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Omniverse LLC (“Omniverse”), whereby the Company agreed to sell to Omniverse 136,667 shares of Series C-7b Preferred Stock of Ostendo Technologies, Inc. The Agreement requires Omniverse to pay the Company a purchase price consisting of $182,000 and other valuable consideration in the form of consulting services of approximately $1.0 million. The Company retained 30,000 shares of the investment in Ostendo. As of December 31, 2022, the Company has recorded $1.4 million in the Consolidated Balance sheets as equity investment in Ostendo.

Amendments to Employment Agreements

On August 10, 2022, the Company entered into Amendment No. 2 (“Amendment No. 2”) to Employment Agreement, by and between the Company and Vincent Loiacono, the Company’s Chief Financial Officer. Mr. Loiacono is considered a related party because is an executive officer of the Company and his interest in this transaction is as set forth below in the compensation components of the following disclosure of Amendment No. 2. Pursuant to the terms of Amendment No. 2, the parties amended the termination provisions of the original employment agreement, as amended. Amendment No. 2 provides that the Company, in its sole discretion, may terminate Mr. Loiacono’s employment for any reason without Just Cause (as defined in the employment agreement, as amended) at any time. If (a) the Company terminates Mr. Loiacono’s employment without Just Cause, or (b) within 24 months following a change of control, Mr. Loiacono resigns as a result of and upon a material diminution of his duties, responsibilities, authority, and position, or a material reduction of his compensation and benefits, or if he ceases to hold the position of Chief Financial Officer after a change of control, the Company will, among other things: (l) continue to pay Mr. Loiacono’s base salary for one month for every two months of employment after the effective date up to a maximum of 12 months (as opposed to six months under the original agreement, as amended); and(2) within 45 days of termination or resignation, pay to Mr. Loiacono 100% of the value of any accrued but unpaid bonus. Except as set forth in Amendment No. 2, the original employment agreement, as amended, remains in full force and effect.

On September 9, 2022, the Company entered into a Second Amendment to the Employment Agreement for Wayne Wasserberg, the Company’s Chief Executive Officer (the “Second Amendment”). Mr. Wasserberg is considered a related party because he is an executive officer and director of the Company and his interest in this transaction is as set forth below in the compensation components of the following disclosure of the Second Amendment. The Second Amendment provides a minimum bonus of $100,000 for achievement of the bonus milestone. The bonus milestone is based upon the following:

1.	The sale of all or substantially all the stock or assets of: (i) TTM Digital, or (ii) Sysorex Government Services.

2.	The raising of five million dollars in financing by or before December 31, 2022, in one transaction or a series of related transactions.

Accrued Salaries and Bonuses

As of December 31, 2022, officers of the Company, Zaman Khan and Vincent Loiacono deferred bonuses of $90,000 and $75,000 respectively.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Friedman LLP (“Friedman”) has served as the Company’s independent registered public accounting firm since the Board’s appointment on June 3, 2021. On September 1, 2022, Friedman merged with Marcum LLP (“Marcum”). The following table shows the fees that were billed for the audit and other services provided by Marcum and Friedman for the fiscal years ended December 31, 2022, and 2021.

	2022	2021
Audit Fees	$320,099	$587,000
Audit Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$12,000	$—

Audit Fees

The 2021 audit fees for our annual financial statements and review of our financial statements included in our Form 10Q are for services that are normally provided by Friedman in connection with statutory and regulatory filings or engagements for that fiscal year.

The 2022 quarterly fee for March 31, 2022 and June 30, 2022 was $78,419 and paid to Friedman. The audit of our 2022 annual financial statements and September 30, 2022 quarterly service fees of $253,680 billed to us, are provided by Marcum in connection with statutory and regulatory filings or engagements for that fiscal year.

Pre-approval Policies and Procedures

On October 31, 2022, our audit committee chair (Mr. Stilley) resigned his position with the Company. Currently, we do not have a separately designated standing audit committee. Prior to Mr. Stilley’s resignation, the Audit Committee was required to review and approve in advance the retention of the independent auditors for the performance of all audits and lawfully permitted non-audit services and the fees for such services. The full Board now performs this function. Prior to Mr. Stilley’s resignation, the Audit Committee could delegate to one or more of its members the authority to grant pre-approvals for the performance of non-audit services, and any such Audit Committee member who pre-approves a non-audit service was required to report the pre-approval to the full Audit Committee at its next scheduled meeting. The Audit Committee is required to periodically notify the Board of their approvals. The required pre-approval policies and procedures were complied with during 2021 and 2022.

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

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger between Inpixon USA and Sysorex, Inc., dated as of July 25, 2018	12G/A	000-55924	2.1	August 13, 2018
2.2	Separation and Distribution Agreement dated August 7, 2018, between Inpixon and Sysorex, Inc.	12G/A	000-55924	2.2	August 13, 2018
2.3	Agreement and Plan of Merger, dated as of April 8, 2021, by and among Sysorex, Inc., TTM Acquisition Corp., and TTM Digital Assets & Technologies, Inc.	8-K	000-55924	10.1	April 14, 2021
3.1	Articles of Incorporation of Sysorex, Inc.	10-12G/A	000-55924	3.1	August 13, 2018
3.2	Certificate of Amendment to Articles of Incorporation, effective as of July 30, 2019.	8-K	000-55924	3.1	July 29, 2019
3.3	Articles of Merger pursuant to NRS Chapter 92A between Inpixon USA and Sysorex, Inc.	10-12G/A	000-55924	3.2.1	August 13, 2018
3.4	Articles of Amendment dated September 22, 2022.	S-1		3.4	November 17, 2022
3.5	By-Laws of Sysorex, Inc.	10-12G/A	000-55924	3.2.2	August 13, 2018
4.1	Form of Sysorex, Inc.’s common stock certificate	S-1	333-228992	4.1	December 21, 2018
4.2	Description of Registrant’s Securities	10-K	000-55924	4.5	March 31, 2020
4.3	Form of Prefunded Warrant	8-K	000-55924	4.1	June 1, 2021
4.4	Voting Rights Plan dated September 6, 2022.	8-K	000-55924	4.1	September 6, 2022
10.1	Trademark License Agreement dated August 31, 2018, between Sysorex, Inc. and Sysorex Consulting, Inc.	8-K	000-55924	10.8	September 4, 2018
10.2†	Sysorex, Inc. 2018 Equity Incentive Plan and form of option award agreement	10-12G/A	000-55924	4.1	August 13, 2018
10.3†	Employment Agreement dated August 31, 2018, between Sysorex, Inc. and Sysorex Government Services, Inc. and Zaman Khan	8-K	000-55924	10.10	September 4, 2018
10.4†	Employment Agreement dated August 31, 2018, between Sysorex, Inc. and Sysorex Government Services, Inc. and Vincent Loiacono	8-K	000-55924	10.11	September 4, 2018
10.5	Form of Indemnification Agreement	10-12G/A	000-55924	10.8	August 13, 2018
10.6	Convertible Promissory Note, dated December 31, 2018, issued to Chicago Venture Partners, L.P.	8-K	000-55924	4.1	December 31, 2018
10.7	Note Extension, dated as of November 11, 2019, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	10-Q	000-55924	10.3	November 12, 2019
10.8	Amendment to Convertible Promissory Note	8-K	000-55924	10.1	January 2, 2020
10.9	PPP Promissory Note, dated as of May 3, 2020, between Wells Fargo SBA Lending and Inpixon Federal	10-Q	000-55924	4.2	May 13, 2020
10.10	Convertible Note Extension, date as of April 23, 2020, by and between Sysorex, Inc. and Chicago Venture Partners, LLP.	10-Q	000-55924	10.5	May 13, 2020
10.11	Non-recourse Factoring and Security Agreement, dated June 19, 12020 by and between Sysorex, Inc. and SouthStar Financial LLC	8-K	000-55924	10.1	June 25, 2020
10.12	Promissory Note Assignment and Assumption, dated June 30, 2020, by and between Sysorex, Inc. with Inpixon and Systat Software, Inc.	8-K	000-55924	10.1	July 6, 2020
10.13	Convertible Note Extension, dated as of October 29, 2020, by and between Sysorex, Inc and Chicago Venture Partners, LLP	10-Q	000-55924	10.1	November 6, 2020

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.14	Waiver Agreement, dated as of January 22, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.1	January 28, 2021
10.15†	Amendment to Employment, dated March 4, 2021, by and between Sysorex, Inc. and Vincent Loiacono	10-K	000-55924	10.28	March 29, 2021
10.16	Waiver Agreement, dated as of March 9, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.1	March 15, 2021
10.17	Commercial Loan Agreement, dated as of March 11, 2021, between Sysorex, Inc. and Quantum Lexicon	8-K	000-55924	10.1	March 17, 2021
10.18	Letter Agreement, dated as of March 19, 2021, by and among Sysorex, Inc., Systat Software, Inc., and First Choice International Company, Inc.	8-K	000-55924	10.1	March 25, 2021
10.19	Commercial Loan Agreement and Promissory Note, dated as of March 31, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K/A	000-55924	10.1	April 6, 2021
10.20	Stock Pledge Agreement, dated as of March 31, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K/A	000-55924	10.2	April 6, 2021
10.21	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	000-55924	10.2	April 14, 2021
10.22	Right to Shares Letter Agreement dated April 14, 2021, by and between Sysorex, Inc. and Inpixon.	8-K	000-55924	10.3	April 14, 2021
10.23	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and Systat Software, Inc.	8-K	000-55924	10.4	April 14, 2021
10.24	Exchange Agreement dated April 14, 2021, by and between Sysorex, Inc. and Chicago Venture Partners, L.P.	8-K	000-55924	10.5	April 14, 2021
10.25	Securities Settlement Agreement dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.6	April 14, 2021
10.26	Right to Shares Letter Agreement dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.7	April 14, 2021
10.27	Amendment No. 1 to Trademark License Agreement by and between Sysorex, Inc. Sysorex Government Services, Inc., and Sysorex Consulting, Inc., dated April 14, 2021.	8-K	000-55924	10.8	April 14, 2021
10.28	Consulting Agreement dated April 14, 2021, by and between Sysorex, Inc. and Nadir Ali.	8-K	000-55924	10.9	April 14, 2021
10.29	Form of Securities Subscription Agreement dated April 14, 2021.	8-K	000-55924	10.10	April 14, 2021
10.30	Registration Rights Agreement dated April 14, 2021, by and among Sysorex, Inc. and the parties to the Securities Subscription Agreement and certain other parties.	8-K	000-55924	10.11	April 14, 2021
10.31	Commercial Loan Agreement and related documents dated April 14, 2021, by and between Sysorex, Inc. and First Choice International Company, Inc.	8-K	000-55924	10.12	April 14, 2021
10.32†	Employment Agreement dated May 7, 2021, by and between Sysorex, Inc. and Wayne Wasserberg.	8-K	000-55924	10.1	May 13, 2021

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.33	PPP Loan Forgiveness Letter, dated as of April 2, 2021	10-Q/A	000-55924	4.2	May 18, 2021
10.34	Form of Exchange Agreement	8-K	000-55924	10.1	June 1, 2021
10.35†	First Amendment to Sysorex, Inc. 2018 Equity Incentive Plan	8-K	000-55924	10.1	July 26, 2021
10.36†	First Amendment to Employment Agreement, effective as of July 20, 2021, by and among the Company, TTM Digital Assets & Technologies, Inc., and Wayne Wasserberg	8-K	000-55924	10.2	July 26, 2021
10.37†	Board of Directors Agreement by and between the Company and William B. Stilley, III dated September 3, 2021	8-K	000-55924	10.1	September 10, 2021
10.38	Membership Interest Purchase Agreement, dated as of November 2, 2021, between BWP Holdings LLC and Down South Hosting, LLC	8-K	000-55924	10.1	November 8, 2021
10.39	Settlement and Release Agreement, dated as of January 13, 2022, by and between Sysorex, Inc. and Tech Data Corporation	8-K	000-55924	10.1	January 13, 2022
10.40	Heads of Terms, dated March 24, 2022.	8-K	000-55924	99.1	March 30, 2022
10.41	Amendment No. 1 to Heads of Terms, dated June 10, 2022.	8-K	000-55924	99.2	June 22, 2022
10.42	Amendment No. 2 to Heads of Terms, dated June 30, 2022.	8-K	000-55924	99.3	July 7, 2022
10.43†	Amendment No. 2, dated as of August 10, 2022, to Employment Agreement by and between Sysorex, Inc. and Vincent Loiacono.	10-Q	000-55924	10.1	August 15, 2022
10.44	Placement Agency Agreement, dated October 17, 2022, by and between the registrant and Joseph Gunnar & Co., LLC.	8-K	000-55924	10.1	October 19, 2022
10.45	Securities Purchase Agreement, dated as of October 18, 2022, by and among the registrant and each of the each of the investors signatories thereto.	8-K	000-55924	10.2	October 19, 2022
10.46	Form of Warrant 1.	8-K	000-55924	10.3	October 19, 2022
10.47	Form of Warrant 2.	8-K	000-55924	10.4	October 19, 2022
10.48	Form of Warrant 3.	8-K	000-55924	10.5	October 19, 2022
10.49	Initial Registration Rights Agreement, dated as of October 18, 2022, by and among the registrant and each of the persons signatory thereto.	8-K	000-55924	10.6	October 19, 2022
10.50	Piggyback Registration Rights Agreement, dated as of October 18, 2022, by and among the registrant and each of the persons signatory thereto.	8-K	000-55924	10.7	October 19, 2022
10.51†	Amendment No. 2 to Employment Agreement with Wayne Wasserberg dated September 9, 2022.	S-1	333-268446	10.59	November 17, 2022
10.52†	Stock Purchase Agreement, dated April 3, 2023	8-K	000-55924	10.1	April 7, 2023
14.1	Code of Ethics	S-1	333-268446	14.1	November 17, 2022
21.1	List of Subsidiaries	S-1	333-268446	21.1	November 17, 2022
23.1	Consent of Marcum LLP.					*
23.2	Consent of Friedman LLP.					*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer					*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer					*
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Principal Executive Officer and Principal Financial Officer					**
101.INS	Inline XBRL Instance Document					*
101.SCH	Inline XBRL Taxonomy Extension Schema Document					*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					*
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase					*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					*
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					*

*	Filed herewith

†	Management contract, compensation plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 13, 2023	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Wayne Wasserberg	Chief Executive Officer and Director	June 13, 2023
Wayne Wasserberg	(Principal Executive Officer)

/s/ Vincent Loiacono	Chief Financial Officer	June 13, 2023
Vincent Loiacono	(Principal Financial Officer and Principal Accounting Officer)

/s/ Zaman Khan	Director	June 13, 2023
Zaman Khan