Form 10-Q
period 2023-03-31
Sysorex, Inc.
filed 2023-06-30
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of June 29, 2023, there were 2,484,426,501 shares of the Registrant’s Common Stock, $0.00001 par value per share, issued and outstanding.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023 (Unaudited)

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

The results for the period ended March 31, 2023, are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2022, and 2021 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2023.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands of dollars, except number of shares and par value data)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current Assets
Cash and cash equivalents	$132	$29
Accounts receivable, net	2,973	4,052
Prepaid expenses and other current assets	589	638
Assets held for sale	3,863	4,663
Equity investment in Ostendo	1,397	1,397
Total Current Assets	8,954	10,779

Intangible assets, net	1,836	1,979
Operating lease right-of-use asset, net	372	409
Other assets	72	73
Total Assets	$11,234	$13,240

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	5,353	4,236
Accrued liabilities	4,591	4,450
Convertible short-term debt	15,916	15,272
Conversion feature derivative liability	1,405	3,472
Operating lease obligation, current	217	216
Share derivative liability	437	273
Deferred revenue	839	931
Total Current Liabilities	28,758	28,850

Operating lease obligation - noncurrent	225	271

Total Liabilities	28,983	29,121

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 3,000,000,000 shares authorized; 2,484,501,880 shares issued as of March 31, 2023, and December 31, 2022, 2,484,426,501 shares outstanding as of March 31, 2023, and December 31, 2022, respectively.	24	24
Treasury stock, at cost, 75,379 shares as of March 31, 2023, and as of December 31, 2022	-	-
Additional paid-in-capital	45,553	45,553
Accumulated Deficit	(63,326)	(61,458)
Total Stockholders’ Deficit	(17,749)	(15,881)
Total Liabilities and Stockholders’ Deficit	$11,234	$13,240

The accompanying notes are an integral part of these unaudited Condensed Consolidated financial statements.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues
Product revenue	$3,273	$4,529
Services revenue	816	508
Total Revenues	4,089	5,037

Operating costs and expenses
Product cost	3,035	2,015
Services cost	571	262
Sales and marketing	226	398
General and administrative	2,386	3,568
Impairment of digital assets	-	1,236
Amortization of intangibles	143	143
Total Operating Costs and Expenses	6,361	7,622

Loss from Continuing Operations	(2,272)	(2,585)

Other Income (Expense)
Interest expense	(653)	(974)
Gain on sale of digital assets	-	1,107
Revaluation of conversion feature derivative liability	2,067	(838)
Change in fair value of share derivative liability	(164)	-
Loss on extinguishment of debt	-	(549)
Other income, net	19	6
Total Other Income (Expense)	1,269	(1,248)

Loss from continuing operations before income taxes	(1,003)	(3,833)

Income tax expense	-	-

Loss from continuing operations	(1,003)	(3,833)
(Loss) Gain from discontinued operations	(865)	800
Net Loss	$(1,868)	$(3,033)

Net Loss per share - basic and diluted - continuing operations	$(0.0004)	$(0.021)
Net (Loss) Income per share - basic and diluted - discontinued operations	$(0.0003)	$0.004
Weighted Average Shares Outstanding - basic and diluted	2,487,426,501	174,980,542

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Three Months Ended March 31, 2023, and 2022

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2022	2,484,426,501	$24	75,379	$-	$45,553	$(61,458)	$(15,881)

Net Loss	-	-	-	-	-	(1,868)	(1,868)
Balance – March 31, 2023	2,484,426,501	$24	75,379	$-	$45,553	$(63,326)	$(17,749)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance – December 31, 2021	145,638,212	1	75,379	-	36,156	(49,265)	(13,108)
Convertible debt conversions	72,717,883	-	-	-	2,909	-	2,909
Reclassification of equity contracts liabilities	-	-	-	-	(314)	-	(314)
Professional services	6,000,000	-	-	-	240	-	240
Exercise of Pre-funded warrants	12,361,622	-	-	-	-	-	-
Cashless exercise of warrants	220,754	-	-	-	-	-	-
Stock based compensation	500,000	-	-	-	111	-	111
Net Loss	-	-	-	-	-	(3,033)	(3,033)
Balance – March 31, 2022	237,438,471	$1	75,379	$-	$39,102	$(52,298)	$(13,195)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss from continuing operations	$(1,003)	$(3,833)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	143	144
Stock-based compensation expense	-	166
Amortization of right of use asset	37	62
Realized gain on sale of digital assets	-	(1,107)
Loss contingency on debt default	-	549
Change in fair value of debt conversion feature	(2,067)	838
Change in fair value of share derivative liability	164	-
Gain on settlement of vendor liabilities	-	(1,533)
Impairment of digital assets	-	1,236
Issuance of shares in exchange for services	-	240
Changes in assets and liabilities:
Prepaid assets and other current assets	50	390
Accounts receivable and other receivables	1,079	1,470
Accounts payable	1,117	(1,554)
Accrued liabilities and other current liabilities	693	(282)
Operating lease liability	(45)	-

Net cash provided by (used in) operating activities- continuing operations	168	(3,214)
Net cash used in operating activities – discontinued operations	(65)	(616)
Net cash provided by (used in) operating activities	$103	$(3,830)

Cash Flows from Investing Activities
Proceeds from sale of digital assets	$-	$5,709
Equity investment in Ostendo	-	(1,600)

Net cash provided by investing activities -continuing operations	-	4,109
Net cash provided by investing activities – discontinued operations	-	-
Net cash provided by investing activities	$-	$4,109

Net increase in cash and cash equivalents	103	279

Cash and cash equivalents at beginning of period	29	659
Cash and cash equivalents at end of period	$132	$938

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$932
Income taxes	-	-

Supplemental disclosure of noncash investing and financing activities:
Conversion of debt to equity	$-	$2,909
Reclassification of share derivative to liability	-	314

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

Note 2 — Going Concern

As of March 31, 2023, the Company had an approximate cash balance of $0.13 million, working capital deficit of approximately $19.8 million, and an accumulated deficit of approximately $63.3 million. In an effort to raise capital, on October 18, 2022, the Company completed a $0.5 million private placement, and subsequent to March 31, 2023, the Company sold investments in certain preferred shares held for approximately $0.18 million to a related party. Despite these efforts to raise capital, the aforementioned factors continue to raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of March 31, 2023, its ability to settle a portion of existing convertible debt obligations through issuance of the Company’s shares, availability on the SouthStar facility to finance cash advances to suppliers, purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the next twelve months. Additionally, the Company is in default on the aforementioned convertible debt, which was due to be repaid in July 2022, and is accruing related interest, late fees and other penalties. As a result of the above factors, the Company will need additional funds to fulfil its obligations. On September 22, 2022, the shareholders of the Company approved the authorization of 3 billion shares of common stock, however, all of the Company’s authorized shares have been issued or reserved since October 21, 2022, resulting in unfilled conversion notices and an inability to fill potential future conversion notices from convertible debt holders. In order for the Company to fulfil any further conversion obligations, the Company would need to receive approval from the Financial Industry Regulatory Authority (“FINRA”) for a reverse stock-split and obtain shareholder approval for an increase in authorized shares. Existing unfilled conversion notices received in excess of available and authorized shares as of June 29, 2023, total 1,159,494,989. In order to satisfy all possible conversion obligations from existing debtholders as of the date of this report, the Company estimates a share deficit of approximately 43.6 billion shares based on the 3 billion currently authorized. Given these circumstances, it is improbable that the Company will be able to satisfactorily fulfil such obligations, even if the above steps are successfully taken.

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

Note 3 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles that are generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three months ended March 31, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2022, and 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2023.

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

Discontinued Operations

As discussed in Note 5 – Discontinued Operation, the Company made the decision to divest its mining equipment and the data center of the TTM Digital reporting unit (“TTM Assets”). TTM Assets is currently exploring sales opportunities for its Graphics Processing Unit (GPU) assets and datacenter located in Lockport, NY. As a result of the decision to divest its operating assets of the TTM Digital reporting unit, the Company has determined that the subject assets met the definition of assets held for sale as defined by ASC 205-20 – Presentation of Financial Statements – Discontinued Operations.

In the fall of 2021, the Company made the decision to divest certain mining equipment and the data center of the TTM Digital reporting unit (“TTM Assets”) and commenced discussions with a third party to execute an asset sale. As a result of the decision to divest certain operating assets of the TTM Digital reporting unit, the Company has determined that the subject assets met the definition of assets held for sale as defined by ASC 205-20 – Presentation of Financial Statements – Discontinued Operations. The Company determined the TTM Assets represented discontinued operations as it constituted a disposal of a significant component and a strategic shift that will have a material effect on the Company’s operations and financial results. As a result, the Company reclassified the balances and activities of the TTM Assets from their historical presentation to assets held for sale on the condensed consolidated balance sheets and to gain (loss) from discontinued operations on the condensed consolidated statements of operations for the periods presented.

The following reclassifications were made to the prior year; mining revenue of $0.8 million, mining costs of $0.1 million, and depreciation of $0.5 million from continuing operations were reclassified to discontinued operations. The net effect for the three months ended March 31, 2022, was a $0.2 million change.

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

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2022, consolidated financial statements included in its 2022 Annual Report.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including mining equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. The carrying amount is considered not recoverable if the sum of the undiscounted cash flows to be generated from the use and eventual disposition of the asset group is less than the carrying amount of the asset group. If the carrying amount exceeds the undiscounted cash flows, then the carrying amount is compared to the fair value and an impairment loss is recorded for the difference between the fair value and the carrying amount. The Company identified and recorded impairment charges of $0.8 million and $0.0 million, for the three months ended March 31, 2023 and 2022, respectively. As of September 15, 2022, Ethereum switched from a Proof of Work model to a Proof of Stake model, The Company is no longer mining Ethereum or any other cryptocurrency. TTM Digital no longer holds any Ethereum or other crypto tokens or crypto assets at this time and does not conduct any mining activities and does not have any plans to mine crypto tokens in the future. TTM Digital is currently exploring sales opportunities for its Graphics Processing Unit (GPU) assets and datacenter located in Lockport, NY.

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

The Company may provide integration of products from multiple vendors as a solution it sells to the customer. In this arrangement, the Company provides a direct warranty to the customer with the Company’s own personnel as the customer requires a warranty on the solution and not individual vendor products. This type of warranty is sold integral to the overall solution quoted to the customer. The Company considers these service- type warranties to be performance obligations of the principal from the underlying products that make up a solution and therefore is acting as a principal in the transaction and records revenue on a gross basis over time.

License and Maintenance Services Revenue Recognition

SGS provides a customized design and configuration solution for its customers and in this capacity resells hardware, software and other IT equipment license and maintenance services in exchange for fixed fees. The Company selects the vendors and sells the products and services, including maintenance services, that best fit the customer’s needs. For sales of maintenance services and warranties, the customer obtains control at the point in time that the services to be provided by a third-party vendor are purchased by the customer and therefore the Company’s performance obligation to provide the overall systems solution is satisfied at that time. The Company’s customers generally pay within 30 to 60 days of the receipt of a customer- approved invoice.

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

SGS’s professional services include fixed fee contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Anticipated losses are recognized as soon as they become known. For the three months ended March 31, 2023, SGS did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

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

Deferred Revenue:

	Balance as of 12/31/2022	Additions	Revenue Amortization	Deletions	Balance as of 3/31/2023

Customer A	$409	$118	$157	$5	$365
Customer B	504	-	40	-	464
Various	18			8	10

	$931	$118	$197	$13	$839

Accounts Receivable, Net

Account receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for doubtful accounts was $0.05 million as of March 31, 2023, and December 31, 2022.

Investments in Equity

The Company’s investment in Ostendo include an investment in an equity instrument, accounted for under ASC 321 Investments – Equity Securities, where the Company (1) holds less than 20% ownership in the entity, and (2) does not exercise significant influence. These are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or impairment.

Derivative Liabilities

The Company evaluates its convertible instruments, options, warrants, or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, Derivatives and Hedging. Under the provisions of ASC 815-40, convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (“reset provisions”), are also required to be accounted for in accordance with derivative accounting treatment under ASC 815-10. Additionally, the Company evaluates whether the amount of common stock on a converted basis is in excess of its authorized share total which, if in excess, would result in derivative accounting treatment. The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operations as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to a liability at the fair value of the instrument on the reclassification date.

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

Fair Value

The Company follows the accounting guidance under FASB’s ASC 820, Fair Value Measurements, for its fair value measurements of financial assets and liabilities measured at fair value on a recurring basis. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements, ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

For the three months ended March 31, 2023, the Company recorded impairment charges related to assets measured on a non-recurring basis of $0.8 million for graphics processing units disclosed in Note 5 – Discontinued Operations. The Company utilized a market approach as of March 31, 2023, to determine fair value.

For the year ended December 31, 2022, the Company recorded impairment charges related to assets measured on a non-recurring basis of $4.1 million for graphics processing units. The Company utilized a market approach as of December 31, 2022, to determine fair value.

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

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, restricted stock, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three months ended March 31, 2023, and as a result, all potentially dilutive common shares are considered antidilutive for this period.

The Company includes potentially issuable shares in the Weighted-average common shares – basic that include warrants and other agreements that are exercisable for little or no consideration without substantive contingencies and others once any contingencies relative to the issuance of the shares is resolved.

Computations of basic and diluted weighted average common shares outstanding were as follows for the periods reported:

	March 31,
	2023	2022

Weighted-average common shares outstanding	2,484,426,501	171,980,542

Weighted-average potential common shares considered outstanding	3,000,000	3,000,000

Weighted-average common shares outstanding – basic	2,487,426,501	174,980,542

Dilutive effect of options, warrants and restricted stock	-	-

Weighted-average common shares outstanding – diluted	2,487,426,501	174,980,542

Options, restricted stock, and warrants and convertible debt excluded from the computation of diluted loss per share because the effect of inclusion would be anti-dilutive	40,351,440,201	138,922,213

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was codified with its subsequent amendments as Accounting Standards Codification (“ASC”) Topic 326, Financial Instruments – Credit Losses (“ASC 326”). ASC 326 seeks to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments, including trade receivables, and other commitments to extend credit held by a reporting entity at each reporting date. The amendments require an entity to replace the incurred loss impairment methodology in other GAAP with a methodology that reflects current expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company adopted this standard on January 1, 2023, and the adoption did not have a material impact on the financial statements and related disclosures.

Reclassifications

Certain amounts for the three months ended March 31, 2022, reported on our Form 10-Q condensed consolidated statements of operations have been reclassified for consistency with the current year presentation. Costs associated with the TTM Digital reporting unit were reclassified from the condensed consolidated statement of operations to discontinued operations.

Emerging Growth Company

Sysorex is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”). As such, Sysorex is eligible to take advantage of certain exemptions from various reporting requirements that apply to other public companies that are not emerging growth companies, including compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended. In addition, Section 107 of the JOBS Act provides that an emerging growth company may take advantage of the extended transition period provided in Section 13(a) of the Securities Exchange Act of 1934, as amended, for complying with new or revised accounting standards, meaning that Sysorex, as an emerging growth company, can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. Sysorex has elected to take advantage of this extended transition period, and therefore our financial statements may not be comparable to those of companies that comply with such new or revised accounting standards. Sysorex will remain an emerging growth company until the end of the fiscal year 2023.

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

As a result of the decision to divest certain operating assets of the TTM Digital reporting unit, the Company has determined that subject assets met the definition of assets held for sale as defined by ASC 205-20 – Presentation of Financial Statements – Discontinued Operations. The Company determined the TTM Assets represented discontinued operations as it constituted a disposal of a significant component and a strategic shift that will have a material effect on the Company’s operations and financial results. As a result, the Company reclassified the balances and activities of the TTM Assets from their historical presentation to assets held for sale and to loss from discontinued operations on the consolidated statements of operations for the periods presented.

The carrying value of the TTM Digital asset disposal group was $3.9 million and $4.7 million as of March 31, 2023, and December 31, 2022, and the Company recorded approximately $0.8 million and $4.1 million of impairment of fixed assets in its discontinued operations. The following table details the assets and liabilities of the Company’s TTM Assets that were classified as assets held for sale and discontinued operations for the periods presented (in thousands):

	March 31,	December 31,
	2023	2022
Current Assets

Mining facilities, net	1,083	1,083
Mining equipment, net	2,691	3,491
Total Current Assets	$3,774	$4,574
Intangible assets, net	89	89
Total Assets associated with discontinued operations	$3,863	$4,663

The following table presents the TTM Digital assets statement of operations line items classified as discontinued operations included within loss from discontinued operations for the three-months ended March 31, 2023, and 2022 (in thousands):

	2023	2022
Revenues
Mining income	$-	$2,040
Total revenues	-	2,040

Operating costs and expenses
Mining cost	17	527
General and administrative	48	256
Impairment of fixed assets	800	-
Depreciation	-	457
Total operating costs and expenses	865	1,240

Income (Loss) from Operations	(865)	800

Income (Loss) before taxes and equity method investee	(865)	800

Provision for income taxes	-	-
Net income (loss) from discontinued operations	$(865)	$800

The following table summarizes the net cash flows from discontinued operations of TTM Digital (in thousands):

	For the Three Months Ended March 31,
	2023	2022
Net cash used in operating activities – discontinued operations	(65)	(616)

Note 6 — Intangible Assets

Intangible assets as of March 31, 2023, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade name	$1,060	$(205)	$855
Customer relationships	1,900	(919)	981
Total intangible assets	$2,960	$(1,124)	$1,836

Intangible assets as of December 31, 2022, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade name	$1,060	$(179)	$881
Customer relationships	1,900	(802)	1,098
Total intangible assets	$2,960	$(981)	$1,979

Calendar Years Ending December 31,	Amount
2023	430
2024	573
2025	266
Thereafter	567
Total	$1,836

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

The following table sets forth the percentages of sales derived by the Company from those customers that accounted for at least 10% of sales during the three months ended March 31, 2023, and 2022 (in thousands of dollars):

	For the Three Months Ended March 31, 2023		For the Three Months Ended March 31, 2022
	$	%	$	%
Customer A	492	12%	3,583	72%
Customer B	2,994	75%	1,170	24%
Customer C	477	12%	-	-

As of March 31, 2023, Customer B and Customer C represented approximately 83% and 16% of total accounts receivable.

As of December 31, 2022, Customer B represented approximately 61% of total accounts receivable.

For the three months ended March 31, 2023, three vendors represented approximately 56%, 16% and 12% of total purchases, respectively. Purchases from these vendors during the three months ended March 31, 2023, were approximately $2.1 million, $0.6 million and $0.4 million, respectively.

For the three months ended March 31, 2022, one vendor represented approximately 82% of total purchases. Purchases from this vendor during the three months ended March 31, 2022, were approximately $3.2 million.

Note 8 — Convertible Short-term debt

Convertible debt as of March 31, 2023, and December 31, 2022, consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022

Convertible Debentures, including interest payable to the Convertible Debenture Holders	$15,916	$15,272
Total Short-Term Debt	$15,916	$15,272

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

Under the conversion terms of the Debentures, the Debenture is convertible, in whole or in part, into shares of Common Stock at the option of the Holder at any time until the Debenture is no longer outstanding. The Holder executes a conversion by delivering to the Company a Notice of Conversion specifying the principal amount to be converted and the date on which the conversion is to be executed. The Conversion Price is set at the lower of (i) $18.00 and (ii) 80% of the average of the VWAP during the 5 Trading Day period immediately prior to the applicable Conversion Date. The number of Conversion Shares to be issued is determined by dividing the outstanding principal amount of the debenture to be converted by the Conversion Price. The Debentures are subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closes a registered public offering of its Common Stock and receives gross proceeds of not less than $40 million and at the completion of which the Company’s securities are traded on a national exchange (“Qualified Offering”). The Company determined that the conversion feature associated with the convertible debentures should be bifurcated and treated as a separate derivative liability. An initial fair value of $2.1 million was assigned to the conversion option, The conversion option is marked to market at the end of each reporting period. The Company recorded a revaluation gain (loss) of approximately $2.1 million and ($0.8) million for the three months ended March 31, 2023, and 2022, for the change in the fair value of the conversion option. As of March 31, 2023 and December 31, 2022, the derivative liability associated with the conversion option was $1.4 million and $3.5 million, respectively.

Debenture Default

The Debentures provide that any monetary judgment filed against the Company for more than $50,000, and if such judgment remains unvacated for a period of 45 calendar days shall constitute an event of default.  The debentures also provide that nonpayment of debt constitutes an event of default. The Company defaulted on its principal and interest payments. On December 14, 2021, the Company became aware that a Confession of Judgment (the “Confession of Judgment”) had been entered against the Company in the Superior Court of the State of California, County of Santa Clara by Tech Data on September 24, 2021. The Confession of Judgement was entered for a total sum of $5.9 million, which is comprised of the principal sum of $3.3 million, and prejudgment interest in the sum of $2.6 million. As a result, the Confession of Judgment was deemed to be an event of default under the Debentures although the Company only became aware of the Confession of Judgment on December 14, 2021.

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

The Company recognized approximately $0.6 million and $1.0 million of interest expense for the three months ended March 31, 2023 and 2022. Included in convertible debt is $3.7 million of interest payable on March 31, 2023, to the Convertible Debenture Holders.

Furnishing of Information: Public Information

As required under the Securities Purchase Agreement, disclosed above, with the convertible debenture holders thereunder, the Company is required to timely file its Annual Report, Form 10K and Quarterly Report Form 10Q under the Securities and Exchange Act of 1934, as amended, and in order to satisfy the provisions of Rule 144(c). As of March 31, 2023, the Company was unable to meet its filing requirements deadlines, therefore, the Company has incurred partial liquidated damages of approximately $0.6 million. Damages will continue to accrue until the date on which the public information requirements of Rule 144(c) have been satisfied.

Convertible Debenture Conversion

There were no conversions of convertible debt for the three-months ended March 31, 2023. All of the Company’s authorized shares have been issued or reserved since October 21, 2022, resulting in unfilled conversion notices and an inability to fill potential future conversion notices from convertible debt holders.  The Securities Purchase Agreement permits damages to be awarded to its convertible debtholders when conversions have not been fulfilled. As of March 31, 2023, the Company recorded in the condensed consolidated balance sheets, accrued liabilities approximately $1.1 million of damages for shares the Company was unable to fulfill.

Note 9 — Fair Value Measurement

Fair value measurements are determined based on assumptions that a market participant would use in pricing an asset or a liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents the placement in the fair value hierarchy measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of March 31, 2023:
Recurring fair value measurements (in thousands):
Assets:
Equity investment in Ostendo	$1,397	$-	$-	$1,397
Derivative liabilities:
Conversion feature derivative liability	$1,405	$-	$-	$1,405
Share derivative liability	437	-	-	437
Total derivative liabilities	1,842	-	-	1,842
Total recurring fair value measurements	$1,842	$-	$-	$1,842

As of December 31, 2022: (in thousands)
Recurring fair value measurements
Assets:
Equity investment in Ostendo	$1,397	$-	$-	$1,397
Derivative liabilities:
Conversion feature derivative liability	$3,472	$-	$-	$3,472
Common stock derivative liability	273	-	-	273
Total derivative liabilities	3,745	-	-	3,745
Total recurring fair value measurements	$3,745	$-	$-	$3,745

The conversion feature of the convertible Debentures was separately accounted for at fair value as a derivative liability under guidance in ASC 815 that is remeasured at fair value on a recurring basis using Level 3 inputs. The Company uses a probability weighted expected return model (“PWERM”) valuation technique to measure the fair value of the conversion feature with any changes in the fair value of the conversion feature liability recorded in earnings. Significant inputs to the model include estimated time to conversion events, estimated interest converted at the event, the implied yield, the discount rate for the conversion, and the probability of the conversion events. For the three months ended March 31, 2023, the Company recorded a gain of approximately $2.1 million for the change in fair value of debt conversion feature.

The Company evaluated its equity investment in Ostendo of $1.6 million and recorded an impairment of approximately $0.2 million in 2022. The Company utilized inputs of market data and trends of peer group companies to determine the fair value of the equity investment.

As discussed in Note 10 – Equity below, the Company exceeded its authorized share limit with respect to potentially issuable shares under the equity contracts described with the Share Derivative Liabilities section. The Company estimates the fair value of the Common stock derivative liability based on the fair value of the potentially issuable shares for the warrants, stock options and RSUs vested but unissued. This liability excludes the fair value of the potentially convertible shares for the convertible Debentures which are accounted for through the carrying value of the debt and the separate conversion feature derivative liability.

The Company recorded the common stock derivative liability at fair value as of March 31, 2023, through a transfer from equity to the common stock derivative liability. Changes in the fair value of the liability in future periods will be included in other income (expense) in the consolidated statements of operations.

For the three months ended March 31, 2023, the Company recognized a gain of $2.1 million for the change in fair value of debt conversion feature, and a loss of $0.2 million for change in fair value of the share derivative liability.

Note 10 — Equity

On September 22, 2022, the Company’s stockholders voted to approve an amendment to the Articles of Incorporation to increase the total number of authorized shares of the Company’s capital stock from 510,000,000 shares, par value $0.00001 per share, to 3,010,000,000 shares, of which 3,000,000,000 shares will be designated as common stock and 10,000,000 shares will be designated as preferred stock, in accordance with the voting results listed below. As of March 31, 2023 and December 31, 2022, 2,484,501,880 shares were issued, 2,484,426,501 shares were outstanding. No preferred stock has been designated or issued.

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

The Company was unable to have the registration statement become effective by January 16, 2023, 90 days past October 18, 2022. The additional shares and Warrant 3 will be issuable for each 30-day period, or portion thereof, that the registrable securities have not become effective. As of June 29, 2023, the Company is obligated to issue an additional 319 million shares of common stock and warrant 3 to purchase an additional 319 million shares of common stock.  For the three months ended March 31, 2023, the Company recorded $0.16 million of penalties as described in the Securities Purchase Agreement, recorded in share derivative liability on the condensed consolidated balance sheets.

Stock Options

A summary of stock option activity for the three months ended March 31, 2023, is as follows:

	Number of Options (in Shares)	Weighted Average Exercise Price
Outstanding, December 31, 2022	1,607,500	$2.00
Granted	-	$-
Exercised	-	-
Forfeited or cancelled	-	-
Outstanding, March 31, 2023	1,607,500	$2.00
Exercisable, March 31, 2023	1,607,500	$2.00

Warrants

The following table represents the activity related to the Company’s warrants during the three-month ended March 31, 2023:

	Number of Warrants (in Shares)	Weighted Average Exercise Price
Outstanding, December 31, 2022	1,010,084,263	$.001	*
Granted	-	-
Exercised	-	-
Outstanding, March 31, 2023	1,010,084,263	$.001

The weighted average contractual term as of March 31, 2023, is 4.5 years.

*	The exercise price will be determined by a 5-day VWAP price calculation on the exercise date.

Prefunded Warrants

In connection with the Company’s merger with TTM Digital in April 2021 three TTM Digital shareholders accepted prefunded warrants aggregating the right to receive 12,361,622 shares of Company stock. The prefunded warrants were converted to common stock of the Company during the quarter ended March 31, 2022. In addition, a Company debt holder agreed to convert certain of the Company obligations to a fully paid right to receive 3,000,000 shares of Company stock. As the rights to receive shares have been fully paid by the holders, the rights to receive the shares are considered to be issued for the purpose of determining Company Basic shares outstanding. The activity for the Prefunded warrants during the three months ended March 31, 2023 is shown in the table below:

Prefunded Warrants
Outstanding, December 31, 2022	3,000,000
New issuances	-
Exercised	-
Outstanding, March 31, 2023	3,000,000

Restricted Stock Units

The Company’s restricted stock awards granted to employees and directors of 1,100,000 restricted stock units are fully vested.

Share Derivative Liabilities

As the amount of common stock on an as converted basis as of March 31, 2023, exceeded our authorized share amount, the Company’s outstanding warrants, stock options and vested but unissued restricted stock shares (“RSUs”) were reclassified to derivative liabilities in the consolidated financial statements. This results in non-cash gains or losses each period during the term of the warrants, stock options, RSU vesting period and convertible debt. We will report a noncash loss if our common stock price from the first to last day of a period increase. Conversely, we will report a gain if our common stock price decreases. The losses or gains may be substantial. The table below summarizes the reclassified share derivative liabilities as of March 31, 2023 (dollars in thousands):

	March 31,	December 31,
	2023	2022
Warrants	$436	$272
Stock options	1	1
Total share derivative liability	$437	$273

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

The Company has included below certain data points that are reported in the unaudited financial statements (“as stated”) and have been disclosed herein as if the effect of the reverse stock split (1000 for 1) has been implemented (“proforma effect”).

		Proforma
	As Stated	Effect
Balance Sheet

Common stock:
Shares Issued:
3/31/2023	2,484,501,880	2,484,502
12/31/2022	2,484,501,880	2,484,502
Shares Outstanding:
3/31/2023	2,484,426,501	2,484,427
12/31/2022	2,484,426,501	2,484,427

Treasury Stock:	75,379	75

		Three Months Ended March 31,
EPS		2023	2022
Weighted Average Shares
Outstanding – basic and diluted	As stated	2,487,426,501	174,980,542
	Proforma	2,487,427	174,981

Net income (loss) per share:
Continuing operations	As stated	(0.0004)	(0.021)
	Proforma	(0.40)	(21.0)

Discontinued Operations	As stated	(0.0003)	0.004
	Proforma	(0.30)	4.0

Note 11 — Commitments and Contingencies

Contractual Commitments

Settlement Agreements

On September 5, 2017, prior to the merger and as a result of a spinoff from Sysorex’s previous parent, a computer hardware supplier threatened legal action against the Company and demanded approximately $1.8 million for payment of unpaid invoices. On or about January 29, 2018, the parties executed a settlement agreement resolving the matter. No court action was filed. Subsequently thereafter, the Company defaulted under the terms of the agreement. The liability of approximately $0.7 million has been accrued and includes interest $0.2 million calculated based on a default rate of 8%, which is included as a component of accounts payable and accrued liabilities as of March 31, 2023, in the condensed consolidated balance sheets.

On January 22, 2018, a software vendor filed a motion for entry of default judgment (the “Motion”) against SGS in the Circuit Court of Fairfax County, Virginia. The Motion alleges that SGS failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $336,000 plus $20,000 in legal fees. On August 10, 2018, the Company and vendor entered into a settlement agreement and the Company is repaying the debt in monthly installments. Subsequently thereafter, the Company defaulted under the terms of the agreement. The liability of approximately $0.1 million has been accrued and includes interest $0.03 million calculated based on a default rate of 6% and is included as a component of accounts payable and accrued liabilities as of March 31, 2023, in the condensed consolidated balance sheets.

Registration Rights Agreement

The Company entered into a Registration Rights Agreement (the “RRA”) dated April 13, 2021. The Company had ninety (90) calendar days following the closing date of its Merger with TTM Digital Assets & Technologies, Inc. on April 14, 2021, to file an initial registration statement covering the Shares. The ninety (90) calendar day filing date was July 13, 2021 (“Filing Deadline”). The Company did not fulfil its obligation to file a registration statement covering the Shares by July 13, 2021, nor any date thereafter up to and including the filing of this Quarterly Report on Form 10-Q and therefore has accounted for an accrued liability in the amount of $0.2 million recorded in the condensed consolidated balance sheets – current liabilities for the three months ended March 31, 2023. The RRA terminated as of October 14, 2021, by its own terms.

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

Convertible Debenture Conversion

There were no conversions of convertible debt for the three-months ended March 31, 2023. All of the Company’s authorized shares have been issued or reserved since October 21, 2022, resulting in unfilled conversion notices and an inability to fill potential future conversion notices from convertible debt holders. The Securities Purchase Agreement allows for damages to be awarded to its convertible debtholders until unfulfilled conversions have been issued. As of March 31, 2023, the Company recorded in the condensed consolidated balance sheets – accrued liabilities, approximately $1.1 million of damages for shares the Company was unable to convert.

Convertible Debenture Litigation

On June 3, 2022, the Company became aware that a Complaint had been entered against the Company in the United States District Court Southern District of New York by ProActive Capital Partners, L.P, a convertible debenture holder. The Complaint is entered for injunctive relief to honor is stock conversion, recover damages, and receive payments due under the Debenture agreement. The convertible debenture principal and interest of approximately $0.3 million is recorded in the condensed consolidated balance sheets – accrued liabilities for the three months ended March 31, 2023. The Company will honor notices of conversion which the Company has received and has not been able to fulfill.

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

The following is a summary of the activity in the Company’s current and long-term operating lease liabilities for the three months ended March 31, 2023.

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$45
Leased assets surrendered in exchange for termination of operating lease liabilities	$-

As of March 31, 2023, future minimum operating leases commitments are as follows:

Calendar Years Ending December 31,	Amount
2023	$161
2024	219
2025	92
Total future lease payments	471
Less: interest expense at incremental borrowing rate	(29)
Net present value of lease liabilities	$442

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	2.17 years
Weighted average discount rate used to determine present value of operating lease liability:	8%

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

On June 3, 2022, the Company became aware that a Complaint had been entered against the Company in the United States District Court Southern District of New York by ProActive Capital Partners, L.P, a convertible debenture holder. The Complaint is entered for injunctive relief to honor is stock conversion, recover damages, and receive payments due under the Debenture agreement. The convertible debenture principal and interest of $0.2 million is recorded in the consolidated balance sheets – accrued liabilities for the period ended March 31, 2023. The notice of conversion to convert its convertible debt to shares of the Company’s stock will be honored.

Note 12 — Related Party Transactions

BK Consulting Group, LLC

On September 24, 2021, the Company entered into a Business Advisory Consulting Agreement (the “Consulting Agreement”) with BK Consulting Group, LLC (“BK Consulting”). The President of BK Consulting, Brian Kantor, is a beneficial owner in the Company as disclosed in the beneficial owner table. The Company paid BK Consulting an upfront flat fee of $300,000 with a service period term from September 24, 2021 through March 23, 2022 for consulting services. In connection with this fee, the Company expensed $160,000 through December 31, 2021 and $140,000 in 2022. In November 2021, the Company entered into the First Amendment to Consulting Agreement (“Amendment 1”) in which the Company agreed to pay BK Consulting an additional $300,000 for consulting services, extending the service period term and additional 3 months to June 23, 2022. The Company recorded $75,000 of this additional fee in 2021, and $225,000 in 2022 over the extended service period. In May 2022, the Company entered into an additional term extension on the initial services provided in the Consulting Agreement (“Amendment 2”) through June 3, 2022, for which an additional $50,000 was paid and expensed for services provided in May 2022. During 2022, the Company expensed in total $415,000 relating to the Consulting Agreement, Amendment 1 and Amendment 2. The Company did not incur any consulting costs for the three months ended March 31, 2023.

ViewTrade Securities, Inc.

On February 8, 2022, the Company entered into an Advisory Services Agreement (the “Agreement”) with ViewTrade Securities, Inc. (“Advisor”) whereby the Advisor will assist the Company and provide services that will contribute to the overall growth of the Company. ViewTrade and its owner Brian Herman are shareholders in the Company. The term of the engagement is six months and may be extended by mutual agreement of the parties. In consideration of the services, the Company paid an Advisory Fee in an amount equal to 6,000,000 restricted common shares (the “Fees) and the Fees shall be deemed fully earned upon execution of the Agreement. The Company did not incur any advisory services costs for the three months ended March 31, 2023.

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

Effective as of January 13, 2022, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company is to pay Bespoke a gross advisory fee of $975,000. On March 23, 2022, the Company paid off the balance owed for this service. No services were provided for the three months ended March 31, 2023.

Ressense LLC

On August 4, 2021, the Company executed a six (6) month business advisory services agreement with Ressense LLC. The services to be provided include potential business activities including acquisition, merger and reverse merger opportunities. As compensation for the performance of services, the Company paid and recorded $25,000 through January 31, 2022. The business advisory services agreement expired January 31, 2022. No services were provided for the three months ended March 31, 2023.

One Percent Investments, Inc.

On June 21, 2022, the Company executed a four (4) month business advisory services agreement with One Percent Investments, Inc. The owner of One Percent is a shareholder in the Company. The services to be provided include potential future merger and/or acquisition activities, strategic alliances, joint ventures, and advisory services in connection with the Company’s desire to up-list to a national stock exchange. As compensation for the performance of services, the Company paid $125,000 for the respective service period. Additional compensation in the amount of $500,000 will be rendered in connection with the up-listing process. The Company recognized $125,000 of expense during the year ended December 31, 2022. The Company did not incur service costs for the three months ended March 31, 2023.

Omniverse, LLC

On April 3, 2023, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Omniverse LLC (“Omniverse”), whereby the Company agreed to sell to Omniverse 136,667 shares of Series C-7b Preferred Stock of Ostendo Technologies, Inc. The owner of Omniverse is a shareholder in the Company. The Agreement requires Omniverse to pay the Company a purchase price consisting of $182,000 and other valuable consideration in the form of consulting services of approximately $1.0 million. The services provided by Omniverse were provided during the three months ended June 30, 2023, and as such the Company will recognize the associated expense during the three month period ended June 30, 2023. The Company retained 30,000 shares of the investment in Ostendo. As of March 31, 2023, the Company has recorded $1.4 million in the condensed consolidated balance sheets as equity investment in Ostendo.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on June 13, 2023 (the “10-K”). In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors” in the 10-K, as the same may be updated from time to time.

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

The unaudited condensed consolidated financial statements present the combined results of operations, financial condition, and cash flows of Sysorex and its subsidiaries. These unaudited financial statements were prepared on a combined basis because the operations were under common control. All intercompany accounts and transactions have been eliminated between the combined entities.

TTM Digital

TTM Digital is a digital asset technology company that previously operated specialized cryptocurrency mining processors and was previously focused on the Ethereum blockchain ecosystem. As of September 15, 2022, Ethereum switched from a Proof of Work model to Proof of Stake model and as a result, the Company is no longer mining Ethereum or any other cryptocurrency.

The Company made the decision to divest certain mining equipment and the data center of the TTM Digital reporting unit and commenced discussions with a third party to execute an asset sale in the fall of 2021.  On March 24, 2022, the Company executed Heads of Terms (“Heads of Terms”) with Ostendo Technologies, Inc. (“Ostendo”). Pursuant to the Heads of Terms, the Company and Ostendo agreed to certain terms related to the Company’s sale of its Ethereum mining assets and certain associated real property (“Assets”) to Ostendo for Ostendo preferred stock. The Company agreed to make a non-refundable deposit of $1,600,000 (“Deposit”) to be credited toward the purchase of an additional 166,667 shares of Ostendo’s preferred stock. The Company has in good faith worked with Ostendo to ensure all closing terms and closing conditions were mutually agreed upon, however, the parties have not entered into definitive transaction agreements and accordingly, it was determined in November 2022 that the transaction will not proceed. In November 2022, the Company received a certificate, dated November 14, 2022, for the shares, and thereafter, the Company received confirmation that the Certificate of Designations for the preferred stock had been filed and accepted by the California Secretary of State on November 14, 2022.

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

Discussion of Results of Operations of SGS for the Three Months Ended March 31, 2023

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

For the three months ended March 31, 2023 and 2022, SGS reported $4.0 million and $5.0 million in revenues. This includes approximately 88% of revenues coming from the Company’s top two customers. For the three months ended March 31, 2023 and 2022, SGS reported product and service costs of $3.6 million and $2.3 million. For the three months ended March 31, 2023 and 2022, SGS reported margins of 12% and 54%, respectively. However, for the three months ended March 31, 2022, a gain on a vendor liability settlement of $1.5 million and a leasing transaction with a margin of $0.7 million was recorded subject to ASC 606, SGS would have reported $4.5 million in product and service costs, resulting in a normalized margin of 10% compared to the three months ended March 31, 2023, margin of 12%. See Note 4 — Summary of Significant Accounting Policies for discussion of the accounting treatment under ASC 606 included in the notes to the financial statements. Based on the two contracts, the Company acted as the agent and is required to record the costs against the related revenues.

For the three months ended March 31, 2023 and 2022, SGS reported reduced costs of $0.1 million in sales and marketing costs, and increased costs of $0.2 million in general and administrative period over the period. Included in general and administrative costs for the three months ended March 31, 2023, the Company recorded approximately $0.7 million of penalties for failure to honor conversion notices requested by certain debtholders. SGS also reported for the three months ended March 31, 2023 and 2022, a revaluation conversion feature gain (loss) of $2.1 million and $(0.8) million, and interest expenses of $0.7 million and $1.0 million, primarily driven by interest on the convertible debt.

For the three months ended March 31, 2022, the Company realized a gain on the sale of digital assets of $1.1 million, an impairment of its digital assets of $1.2 million, and a loss on extinguishment of debt of $0.5 million.

Discussion of Results of Operations of TTM Digital for the three months ended March 31, 2023, and 2022

The activities for TTM Digital revenues and costs for the three months ended March 31, 2023 and 2022, represent discontinued operations.

Ethereum’s transition to proof of stake (“POS”) took place on September 15, 2022, and has had a direct negative impact on the company’s ability to generate revenue. TTM Digital no longer holds any Ethereum or other crypto tokens or crypto assets currently, does not conduct any mining activities, and does not have any plans to mine crypto tokens in the future.

The Company no longer mines Ethereum and as a result did not incur revenue for the three months ended March 31, 2023. In addition, for the three months ended March 31, 2023 and 2022, TTM Digital’s general and administrative costs reported were approximately $0.8 million and $2.4 million. The significant decrease in general and administrative costs is largely attributable to decreased consultant fees, and salaries and wages, due to TTM Digital discontinued operations. During the three months ended March 31, 2023, TTM incurred $0.6 million of damages related to the Company’s inability to timely file certain public information, as outlined in the Securities Purchase Agreement, Article 4, Section 4.3.

For the three months ended March 31, 2022, TTM Digital reported $2.0 million in revenues, ($0.8 million in continuing operations and $1.2 million in discontinued operations). TTM Digital reported $0.5 million in mining costs ($0.1 million in continuing operations and $0.4 million in discontinued operations), $0.03 million in sales and marketing costs (continuing operations), $2.4 million in general and administrative costs (continuing operations), $0.4 million in depreciation costs in continuing operations, $1.2 million of digital asset impairment (continuing operations), $1.1 million in other net income-gain on disposal of digital assets (continuing operations) $2.1 million of revaluation of conversion feature derivative liability, loss on debt extinguishment of $0.5 million, resulting in a net loss from operations of $4.2 million ($4.8 million net loss from continuing operations and $0.6 million net income from discontinued operations).

Liquidity and Capital Resources as of March 31, 2023

Going Concern

As of March 31, 2023, the Company had an approximate cash balance of $0.13 million, working capital deficit of approximately $19.8 million, and an accumulated deficit of approximately $63.3 million. In an effort to raise capital, on October 18, 2022, the Company completed a $0.5 million private placement, and subsequent to March 31, 2023, the Company sold investments in certain preferred shares held for approximately $0.18 million to a related party. Despite these efforts to raise capital, the aforementioned factors continue to raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of March 31, 2023, its ability to settle a portion of existing convertible debt obligations through issuance of the Company’s shares, availability on the SouthStar facility to finance cash advances to suppliers, purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the next twelve months. Additionally, the Company is in default on the aforementioned convertible debt, which was due to be repaid in July 2022, and is accruing related interest, late fees and other penalties. As a result of the above factors, the Company will need additional funds to fulfil its obligations. On September 22, 2022, the shareholders of the Company approved the authorization of 3 billion shares of common stock, however, all of the Company’s authorized shares have been issued or reserved since October 21, 2022, resulting in unfilled conversion notices and an inability to fill potential future conversion notices from convertible debt holders. In order for the Company to fulfil any further conversion obligations, the Company would need to receive approval from the Financial Industry Regulatory Authority (“FINRA”) for a reverse stock-split and obtain shareholder approval for an increase in authorized shares. Existing unfilled conversion notices received in excess of available and authorized shares as of June 29, 2023, total 1,159,494,989. In order to satisfy all possible conversion obligations from existing debtholders as of May 30, 2023 to date of this report, the Company estimates a share deficit of approximately 43.6 billion shares based on the 3 billion currently authorized. Given these circumstances, it is improbable that the Company will be able to satisfactorily fulfil such obligations, even if the above steps are successfully taken.

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

Our capital resources and operating results, continuing and discontinued operations, as of and through March 31, 2023, consist of:

1) An overall working capital deficit of $19.8 million,

2) Cash and cash equivalents of $0.13 million, and

3) Net cash provided by operating activities of $0.1 million.

Liquidity and Capital Resources as of March 31, 2023, Compared to March 31, 2022

The Company’s net cash flow used in operating, investing and financing activities, continuing and discontinued operations for the three-months ended March 31, 2023 and 2022, respectively, and certain balances as of the end of those periods are as follows (in thousands):

	March 31,
(Thousands, except per share data)	2023	2022
Net cash provided by (used in) operating activities	$103	$(3,830)
Net cash provided by investing activities	-	4,109
Net increase in cash	$103	$279

	March 31, 2023	December 31, 2022
Cash	$132	$29
Working (deficit)	$(19,804)	$(18,071)

Operating Activities:

Net cash provided by operating activities during the three months ended March 31, 2023, was $103, consisted of the following (in thousands):

The non-cash income and expenses of $1,723 consisted of (in thousands):

$143	Depreciation expense
37	Amortization of right of use asset
(2,067)	Change in fair value of debt conversion feature
164	Change in fair value of share derivative liability
$(1,723)	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities totaled $2,894 and consisted of the following (in thousands):

$50	Decrease in assets and other current assets
1,079	Decrease in accounts receivable and other receivables
1,117	Increase in accounts payable
693	Increase in accrued liabilities and other current liabilities
(45)	Decrease in operating lease liability
$2,894	Net use of cash in the changes in operating assets and liabilities

Net cash provided by operating activities during the three-months ended March 31, 2023 was primarily driven by net cash provided by continuing operations of $0.2 million and net cash used in discontinued operations of $(0.1) million.

Net cash provided by continuing operations of $0.2 million was primarily driven by a change in fair value of debt conversion feature of $(2.0) million, prepaid assets and other current assets of $0.05 million, and operating lease liability of $(0.04) million, offset by accounts receivable and other receivables of $1.1 million, accounts payable of $1.1 million, accrued liabilities and other current liabilities of $0.7 million, depreciation and amortization of $0.1 million, and amortization of right of use asset and change in fair value of share derivative liability of $0.2 million.

Net cash used in operating activities was $(3.8) million during the three-months ended March 31, 2022. Cash was consumed from operations by the net loss of $(3.8) million, plus non-cash and one-time items of $0.6 million, $0.2 million in stock-based compensation, loss on debt extinguishment of $0.5 million, change in fair value of debt conversion feature of $0.8 million, non-employee compensation costs of $0.2 million, shares issued in exchange for services, impairment of digital assets of $1.2 million, and depreciation and amortization of $0.1 million, ($1.1) million in a realized gain on sale of digital assets, $(1.5) million in a gain on settlement of vendor liabilities, offset by changes in assets and liabilities of $ (0.02) million. In addition, $(0.6) million was consumed from its discontinued operations.

Investing Activities:

The Company has not engaged in any investing activities for the three-month ended March 31, 2023.

Net cash provided by investing activities for the three-months ended March 31, 2022, was approximately $4.1 million, primarily driven from proceeds from the sale of digital assets of $5.7 million, offset by the equity investment in Ostendo of $1.6 million.

Financing Activities:

The Company did not incur financing activities for the three months ended March 31, 2023 and 2022.

Critical Accounting Policies and Estimates

We consider certain accounting policies related to, Impairment of Long-Lived Assets, Revenue Recognition, Derivative Liabilities, to be critical accounting policies that require the use of significant judgements and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, with assistance from other members of management. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of March 31, 2023, and based on this evaluation, our principal executive officer and principal financial officer concluded the disclosure controls and procedures were not effective as of that date due to the same material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on June 13, 2023.

As previously described in Part II, Item 9A of the Form 10-K, we began implementing a remediation plan to address the material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to disclose material changes to the risk factors that were contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, However, the Company is voluntarily providing the risk factors below. Other than as set forth below, as of the filing date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors faced by the Company from those previously disclosed in the 2022 10-K, as updated from time to time.

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

The Company’s outstanding obligations which encumber the Company’s assets to secure payment of certain secured convertible debt are as follows:

●

$15,915,944 worth of convertible debt on March 31, 2023, which encumber all of the Company’s assets to secure payment, and which are convertible into 43,634,338,259 shares of the Company’s common stock based on an assumed conversion price of $0.00035 per share using a May 30, 2023, 5-day VWAP with a 50% discount.

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

Our Articles of Incorporation, as amended, provide for 3,000,000,000 authorized shares of our common stock. As of June 29, 2023, we have 2,484,426,501 shares of common stock issued and outstanding. As of March 31, 2023, holders of our convertible debentures have delivered notices of conversion covering an aggregate of 1,159,494,989 shares of common stock. If we issued the shares that are subject to the notices of conversion that have been delivered, it would result in us issuing more shares than we have authorized. Accordingly, in order to meet all of these obligations, we will need to amend our Articles of Incorporation, as amended, to increase the authorized shares of our common stock. We can give no assurance that we will obtain the requisite affirmative vote of our shareholders to so amend our Articles of Incorporation, as amended, which could materially adversely affect our financial condition and the market for our shares.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

See the Exhibit Index below for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 30, 2023	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.1	Settlement and Release Agreement, dated as of January 13, 2022, by and between Sysorex, Inc. and Tech Data Corporation	8-K	000-55924	10.1	January 13, 2022
10.2	Stock Purchase Agreement dated April 3, 2023	8-K	000-55924	10.52	April 7, 2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS*	Inline XBRL Instance Document					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

#	This exhibit is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 30, 2023	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)