Form 10-Q
period 2023-06-30
Sysorex, Inc.
filed 2023-08-14
CIK 1737372

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, there were 2,484,427 shares of the Registrant’s Common Stock, $0.00001 par value per share outstanding.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

AND OTHER INFORMATION CONTAINED IN THIS REPORT

This report contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “hopes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “would,” “should,” “could,” “may” or other similar expressions in this report. In particular, these include statements relating to future actions; prospective products, applications, customers and technologies; future performance or results of anticipated products; and projected expenses and financial results. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to:

●	We are currently in default under our convertible debentures. All our assets are encumbered to secure the payment of secured convertible debentures that will require payments if not previously converted to common stock;

●	Our existing and future debt obligations could impair our liquidity and financial condition. We are currently in default under our convertible debentures. If we are unable to meet our debt obligations, the lenders could foreclose on our assets;

●	Our ability to address and respond to market conditions and risks in the digital asset industry and increased scrutiny by regulators;

●	General economic conditions and the regulatory environment relating to digital assets;

●	A decline in the popularity or acceptance of the digital asset systems, could adversely affect an investment in us;

●	Our cash position and our history of losses;

●	Our ability to achieve profitability;

●	Customer demand for the products and services we offer;

●	The impact of competitive or alternative services, products, technologies, and pricing;

●	Increased delays in delivery of product due to worldwide strain on supply chain primarily due to labor, raw material, and chip shortages;

ii

●	General economic conditions and events and the impact they may have on us, on our customers, and on our potential customers;

●	A security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems;

●	Our ability to obtain adequate financing in the future;

●	Our ability to continue as a going concern;

●	Our ability to complete strategic transactions, which may include acquisitions, mergers, dispositions, joint ventures, or investments;

●	Lawsuits and other claims by third parties;

●	Our success at managing the risks involved in the foregoing items;

●	The Restatement of our financial statements for the Affected Periods and the impact of such Restatement on our future financial statements and other financial measures;

●	The material weaknesses we identified in our internal control over financial reporting, our efforts to remediate such material weaknesses and the timing of remediation;

●	Our common stock is now quoted on OTC Market’s Pink Tier as a result of failing to satisfy the minimum bid price requirement for the OTCQB; and

●	Other factors discussed in this report, including in Item 4 of Part II, and in our other filings with the Securities and Exchange Commission from time to time, including in Item 1A of our most recent Annual Report on Form 10-K.

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

The results for the three and six months ended June 30, 2023, are not necessarily indicative of the results of operations for the full year. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2022, and 2021 included in the Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2023.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands of dollars, except number of shares and par value data)

	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$289	$29
Accounts receivable, net	558	4,052
Prepaid expenses and other current assets	478	638
Assets held for sale	3,763	4,663
Equity investment in Ostendo	251	1,397
Total Current Assets	5,339	10,779

Intangible assets, net	1,693	1,979
Operating lease right-of-use asset, net	333	409
Other assets	72	73
Total Assets	$7,437	$13,240

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	3,822	4,236
Accrued liabilities	5,285	4,450
Convertible short-term debt	16,686	15,272
Conversion feature derivative liability	1,527	3,472
Operating lease obligation, current	219	216
Share derivative liability	717	273
Deferred revenue	673	931
Total Current Liabilities	28,929	28,850

Operating lease obligation - noncurrent	177	271

Total Liabilities	29,106	29,121

Commitments and Contingencies

Stockholders’ Deficit
Common stock, par value $0.00001 per share, 3,000,000,000 shares authorized; 2,484,502 shares issued as of June 30, 2023, and December 31, 2022; 2,484,427 shares outstanding as of June 30, 2023, and December 31, 2022*	-	-
Treasury stock, at cost, 75 shares as of June 30, 2023, and as of December 31, 2022*	-	-
Additional paid-in-capital	45,577	45,577
Accumulated Deficit	(67,246)	(61,458)
Total Stockholders’ Deficit	(21,669)	(15,881)
Total Liabilities and Stockholders’ Deficit	$7,437	$13,240

*	Adjusted, where applicable, to reflect the retrospective application of the 1:1000 reverse stock split that became effective on August 7, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(In thousands of dollars, except number of shares and per share data)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Product revenue	$824	$2,889	$4,097	$7,418
Services revenue	811	647	1,627	1,155
Total Revenues	1,635	3,536	5,724	8,573

Operating costs and expenses
Product cost	728	2,689	3,763	4,704
Services cost	635	491	1,206	753
Sales and marketing	152	263	378	661
General and administrative	2,713	1,617	5,099	5,186
Impairment of digital assets	-	1,187	-	2,423
Amortization of intangibles	144	143	287	286
Total Operating Costs and Expenses	4,372	6,390	10,733	14,013

Operating Loss from Continuing Operations	(2,737)	(2,854)	(5,009)	(5,440)

Other (Expense) Income
Interest expense	(678)	(764)	(1,331)	(1,738)
Realized gain on sale of digital assets	-	164	-	1,271
Revaluation of conversion feature derivative liability	(122)	(1,868)	1,945	(2,706)
Loss on extinguishment of debt	-	(895)	-	(1,444)
Change in fair value of share derivative liability	(280)	(38)	(444)	(38)
Other income (expense), net	8	(3)	27	3

Total Other (Expense) Income	(1,072)	(3,404)	197	(4,652)

Loss from continuing operations before income taxes	(3,809)	(6,258)	(4,812)	(10,092)

Income tax expense	-	-	-	-

Loss from continuing operations	(3,809)	(6,258)	(4,812)	(10,092)

(Loss) gain from discontinued operations	(111)	(739)	(976)	62
Net Loss	$(3,920)	$(6,997)	$(5,788)	$(10,030)
Net loss per share - basic and diluted – continuing operations*	$(1.53)	$(14.0)	$(1.93)	$(33.0)
Net (loss) income per share – basic and diluted – discontinued operations*	$(0.04)	$(2.0)	$(0.39)	$0.20
Weighted Average Shares Outstanding - basic and diluted*	2,487,427	441,013	2,487,427	308,732

*	Adjusted, where applicable, to reflect the retrospective application of the 1:1000 reverse stock split that became effective on August 7, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

For the Six Months Ended June 30, 2023, and 2022

(In thousands of dollars, except share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated
	Shares*	Amount	Shares*	Amount	Capital*	Deficit	Total
Balance – December 31, 2022	2,484,427	$-	75	$-	$45,577	$(61,458)	$(15,881)
Net Loss	-	-	-	-	-	(1,868)	(1,868)
Balance – March 31, 2023	2,484,427	$-	75	$-	$45,577	$(63,326)	$(17,749)
Net Loss	-	-	-	-	-	(3,920)	(3,920)
Balance – June 30, 2023	2,484,427	$-	75	$-	$45,577	$(67,246)	$(21,669)

Balance – December 31, 2021 (As Restated)	145,638	-	75	-	36,157	(49,265)	(13,108)
Convertible debt conversions	72,718	-	-	-	2,909	-	2,909
Reclassification of equity contracts to liabilities	-	-	-	-	(314)	-	(314)
Professional services	6,000	-	-	-	240	-	240
Exercise of pre-funded warrants	12,362	-	-	-	-	-	-
Cashless exercise of warrants	221	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	111	-	111
Vesting of restricted stock	500	-	-	-	-	-	-
Net Loss	-	-	-	-	-	(3,033)	(3,033)
Balance – March 31, 2022	237,439	$-	75		$39,103	$(52,298)	$(13,195)
Convertible debt conversions	257,005	-	-	-	4,133	-	4,133
Issuance of restricted stock	100	-	-	-	5	-	5
Net Loss	-	-	-	-	-	(6,997)	(6,997)
Balance – June 30, 2022	494,544	$-	75		$43,241	$(59,295)	$(16,054)

*	Adjusted, where applicable, to reflect the retrospective application of the 1:1000 reverse stock split that became effective on August 7, 2023.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Sysorex, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands of dollars)

(Unaudited)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss from continuing operations	$(4,812)	$(10,092)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	287	288
Stock-based compensation expense	-	111
Amortization of right of use asset	76	83
Realized gain on sale of digital assets	-	(1,271)
Loss contingency on debt default	-	1,444
Change in fair value of debt conversion feature	(1,945)	2,706
Change in fair value of share derivative liability	444	38
Consulting services incurred for investment in Ostendo	964	-
Gain on settlement of vendor liabilities	-	(1,533)
Impairment of digital assets	-	2,423
Issuance of shares in exchange for services	-	240
Changes in assets and liabilities:
Prepaid assets and other current assets	160	546
Accounts receivable and other receivables	3,494	818
Accounts payable	(414)	(1,094)
Accrued liabilities and other current liabilities	1,991	834
Operating lease liability	(91)	8
Net cash provided by (used in) operating activities – continuing operations	154	(4,451)
Net cash used in operating activities – discontinued operations	(76)	(1,191)
Net cash provided by (used in) operating activities	$78	$(5,642)

Cash Flows from Investing Activities
Proceeds from sale of digital assets	$-	$6,955
Equity investment in Ostendo	-	(1,600)
Proceeds on sale of equity investment in Ostendo	182	-
Net cash provided by investing activities -continuing operations	182	5,355
Net cash provided by (used in) investing activities – discontinued operations	-	-
Net cash provided by investing activities	$182	$5,355

Net increase (decrease) in cash and cash equivalents	260	(287)
Cash and cash equivalents at beginning of period	29	659
Cash and cash equivalents at end of period	$289	$372

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$-	$989
Income taxes	-	-

Supplemental disclosure of noncash investing and financing activities:
Conversion of debt to equity	$-	$7,042
Reclassification of share derivative to liability	-	314
Settlement of share derivative liability	-	5

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SYSOREX, INC. AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Nature and Description of Business

Description of Business

Sysorex, Inc., through its wholly owned subsidiary, Sysorex Government Services, Inc. (“SGS”), provides information technology solutions primarily to the public sector. These solutions include cybersecurity, professional services, engineering support, IT consulting, enterprise level technology, networking, wireless, help desk, and custom IT solutions.

In addition to SGS, the Company has another wholly owned subsidiary, TTM Digital Assets & Technologies, Inc. (“TTM Digital”). TTM Digital is a digital asset technology company that previously operated specialized cryptocurrency mining processors and was previously focused on the Ethereum blockchain ecosystem. As of September 15, 2022, Ethereum switched from a Proof of Work model to a Proof of Stake model and as a result, the Company is no longer mining Ethereum or any other cryptocurrency. TTM Digital no longer holds any Ethereum or other crypto tokens or crypto assets and does not conduct any mining activities and does not have any plans to mine crypto tokens in the future. TTM Digital is currently exploring sales opportunities for its Graphics Processing Units (“GPU”) assets and datacenter located in Lockport, NY. The Company had previously been in discussions with a third party to sell its mining assets and certain associated real property. The Company is headquartered in Virginia.

Note 2 — Going Concern

As of June 30, 2023, the Company had an approximate cash balance of $0.3 million, a working capital deficit of approximately $23.6 million, and an accumulated deficit of approximately $67.2 million. In an effort to raise capital, on October 18, 2022, the Company completed a $0.5 million private placement, and on April 3, 2023, the Company sold investments in certain preferred shares held for approximately $0.18 million to a related party. Despite these efforts to raise capital, the aforementioned factors continue to raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of June 30, 2023, its ability to settle a portion of existing convertible debt obligations through issuance of the Company’s shares, availability on the SouthStar facility to finance cash advances to suppliers, purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the next twelve months. Additionally, the Company is in default on the aforementioned convertible debt, which was due to be repaid in July 2022, and is accruing related interest, late fees and other penalties. As a result of the above factors, the Company will need additional funds to fulfil its obligations. On September 22, 2022, the shareholders of the Company approved an increase in the Company’s authorized shares of common stock to 3 billion shares; however, all of the Company’s authorized shares have been issued or reserved since October 21, 2022, resulting in unfilled conversion notices and an inability to fill potential future conversion notices from convertible debt holders. In order for the Company to fulfil any further conversion obligations, on August 7, 2023, the Company effectuated a 1:1000 reverse stock-split. Prior to the reverse stock split, existing unfilled conversion notices received in excess of available and authorized shares as of June 30, 2023, totaled 1,159,495,000 pre-split, and 1,159,495 on a post-split basis. In order to satisfy all possible conversion obligations from existing debtholders as of the date of this report, the Company estimates it would need 47.3 million shares based on an assumed conversion price of $0.34 per share, using an August 7, 2023, 5-day VWAP with a 50% discount out of the 3 billion currently authorized. Given these circumstances and the potential for future market price declines, there can be no assurance that the Company will be able to satisfactorily fulfil such obligations.

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

Note 3 — Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles that are generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of the Company’s operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results to be expected for the year ending December 31, 2023. These interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2022, and 2021 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2023.

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

Reverse Stock Split

On August 7, 2023, the Company effectuated a 1-for-1000 reverse stock split, pursuant to which each 1,000 shares of the Company’s common stock issued and outstanding at August 7, 2023 become one share of the Company’s common stock, with any fractional shares being rounded up to the nearest whole share of common stock. All references to shares and per share amounts have been adjusted to reflect the reverse stock split. The Company’s financial data included in this Quarterly Report on Form 10Q quarterly report has been retrospectively adjusted to reflect the reverse stock split.

Discontinued Operations

As discussed in Note 5 – Discontinued Operations, the Company made the decision to divest its mining equipment and the data center of the TTM Digital reporting unit (“TTM Assets”). TTM Digital is currently exploring sales opportunities for its Graphics Processing Unit (GPU) assets and datacenter located in Lockport, NY. As a result of the decision to divest its operating assets of the TTM Digital reporting unit, the Company has determined that the subject assets met the definition of assets held for sale as defined by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) 205-20 – Presentation of Financial Statements – Discontinued Operations. The Company therefore reclassified the balances and activities of the TTM Assets from their historical presentation to assets held for sale on the condensed consolidated balance sheets and to gain (loss) from discontinued operations on the condensed consolidated statements of operations for the periods presented.

Note 4 — Summary of Significant Accounting Policies

Principles of Consolidation

The unaudited condensed consolidated financial statements have been prepared using the accounting records of Sysorex, SGS, and TTM Digital. All inter-company balances and transactions have been eliminated in consolidation.

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

Significant Accounting Policies

For a detailed discussion about the Company’s significant accounting policies, see the Company’s December 31, 2022, consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on June 13, 2023.

Impairment of Long-lived Assets

The Company reviews its long-lived assets, including mining equipment, for impairment whenever events or changes in circumstances indicate the carrying value of an asset or group of assets may not be recoverable. The carrying amount is considered not recoverable if the sum of the undiscounted cash flows to be generated from the use and eventual disposition of the asset group is less than the carrying amount of the asset group. If the carrying amount exceeds the undiscounted cash flows, then the carrying amount is compared to the fair value and an impairment loss is recorded for the difference between the fair value and the carrying amount. For the three months ended June 30, 2023, and 2022, the Company identified and recorded impairment charges of $0.1 million and $1.0 million, respectively. For the six months ended June 30, 2023, and 2022, the Company identified and recorded impairment charges of $0.9 million and $1.0 million, respectively. The Company is no longer mining Ethereum or any other cryptocurrency.

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

Deferred Revenue:

	Balance as of December 31, 2022	Additions	Revenue Amortization	Balance as of June 30, 2023

Customer A	$409	$140	$313	$236
Customer B	504	-	85	419
Various	18	-	-	18
	$931	$140	$398	$673

Accounts Receivable, Net

Account receivables are stated at the amount the Company expects to collect. The Company recognizes an allowance for doubtful accounts to ensure accounts receivables are not overstated due to un-collectability. Bad debt reserves are maintained for various customers based on a variety of factors, including the length of time the receivables are past due, significant one-time events and historical experience. An additional reserve for individual accounts is recorded when the Company becomes aware of a customer’s inability to meet its financial obligation, such as in the case of bankruptcy filings, or deterioration in the customer’s operating results or financial position. If circumstances related to customers change, estimates of the recoverability of receivables would be further adjusted. The Company’s allowance for doubtful accounts was $0.05 million as of June 30, 2023, and December 31, 2022.

Investments in Equity

The Company’s investment in Ostendo includes an investment in an equity instrument, accounted for under ASC 321 Investments – Equity Securities, where the Company (1) holds less than 20% ownership in the entity, and (2) does not exercise significant influence. These are recorded at cost and adjusted for observable transactions for same or similar investments of the same issuer (referred to as the measurement alternative) or impairment.

Net Loss per Share

Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding, plus potentially dilutive common shares. Convertible debt, restricted stock, stock options and warrants are excluded from the diluted net loss per share calculation when their impact is antidilutive. The Company reported a net loss for the three and six months ended June 30, 2023, and as a result, all potentially dilutive common shares are considered antidilutive for this period.

The Company includes potentially issuable shares in the weighted-average common shares – basic that include warrants and other agreements that are exercisable for little or no consideration without substantive contingencies and others once any contingencies relative to the issuance of the shares is resolved.

Computations of basic and diluted weighted average common shares outstanding were as follows for the periods reported:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted-average common shares outstanding	2,484,427	438,013	2,484,427	305,732
Weighted-average potential common shares considered outstanding	3,000	3,000	3,000	3,000
Weighted-average common shares outstanding - basic	2,487,427	441,013	2,487,427	308,732
Dilutive effect of options, warrants and restricted stock units	-	-	-	-
Weighted-average common shares outstanding - diluted	2,487,427	441,013	2,487,427	308,732
Options, restricted stock units, and warrants and convertible debt excluded from the computation of diluted loss per share because the effect of inclusion would be anti-dilutive	55,185,438	1,177,949	41,389,538	141,166

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

Note 5 — Discontinued Operations

The carrying value of the TTM Digital asset disposal group was $3.8 million as of June 30, 2023, and $4.7 million as of December 31, 2022. For the six months ended June 30, 2023, and 2022, the Company recorded approximately $0.9 million and $1.0 million, respectively, of impairment of fixed assets in its discontinued operations. The following table details the assets and liabilities of the Company’s TTM Assets that were classified as assets held for sale and discontinued operations for the periods presented (in thousands):

	June 30,	December 31,
	2023	2022
Assets

Mining facilities, net	$1,083	$1,083
Mining equipment, net	2,591	3,491
Intangible assets, net	89	89
Total Assets associated with discontinued operations	$3,763	$4,663

The following table presents the TTM Digital assets statement of operations line items classified as discontinued operations included within gain (loss) from discontinued operations for the three and six months ended June 30, 2023, and 2022 (in thousands):

	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
	2023	2022	2023	2022
Revenues
Mining income	$-	$1,286	$-	$3,268
Hosting income	-	14	-	72
Total revenues	-	1,300	-	3,340

Operating costs and expenses
Mining cost	10	402	27	928
General and administrative	1	223	49	479
Impairment of fixed assets	100	961	900	961
Depreciation	-	453	-	910
Total operating costs and expenses	111	2,039	976	3,278

(Loss) gain from operations	(111)	(739)	(976)	62

Other Income (Expenses)
Interest expense	-	-	-	-
Loss on disposal of fixed assets	-	-	-	-

(Loss) income before taxes and equity method investee	(111)	(739)	(976)	62
Provision for income taxes	-	-	-	-
Net (loss) income from discontinued operations	(111)	(739)	(976)	62

The following table summarizes the net cash flows from discontinued operations of TTM Digital (in thousands):

	For the Six Months Ended June 30,
	2023	2022
Net cash used in operating activities – discontinued operations	(76)	(1,191)

Note 6 — Intangible Assets

Intangible assets as of June 30, 2023, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade name	$1,060	$(231)	$829
Customer relationships	1,900	(1,036)	864
Total intangible assets	$2,960	$(1,267)	$1,693

Intangible assets as of December 31, 2022, consist of the following:

	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount
Trade name	$1,060	$(179)	$881
Customer relationships	1,900	(802)	1,098
Total intangible assets	$2,960	$(981)	$1,979

The estimated future amortization expense associated with intangible assets is as follows:

Calendar Years Ending December 31,	Amount
2023	287
2024	573
2025	266
Thereafter	567
Total	$1,693

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

The following table sets forth the percentages of sales derived by the Company from those customers that accounted for at least 10% of sales during the six months ended June 30, 2023, and 2022 (in thousands of dollars):

	For the Six Months Ended June 30, 2023		For the Six Months Ended June 30, 2022
	$	%	$	%
Customer A	4,296	75%	1,677	20%
Customer B	643	11%	5,765	69%

The following table sets forth the percentages of sales derived by the Company from those customers that accounted for at least 10% of sales during the three months ended June 30, 2023, and 2022 (in thousands of dollars):

	For the Three Months Ended June 30, 2023		For the Three Months Ended June 30, 2022
	$	%	$	%
Customer A	1,302	80%	507	15%
Customer B	148	9%	2,181	65%

As of June 30, 2023, Customers A and B represented 96% and 4%, respectively, of total accounts receivable. As of June 30, 2022, Customers A and B, together, represented approximately 55% of total accounts receivable. Three other customers collectively represented approximately 45% of total accounts receivable.

For the six months ended June 30, 2023, five vendors represented approximately 33%, 30%, 14%,11% and 10% of total purchases, respectively. Purchases from these vendors during the six months ended June 30, 2023, were $1.6 million $1.5 million, $0.7 million, $0.5 million, and $0.5 million, respectively. For the six months ended June 30, 2022, two vendors represented approximately 54% and 34% of total purchases, respectively. Purchases from these vendors during the six months ended June 30, 2022, were $8.1 million and $5.1 million, respectively.

For the three months ended June 30, 2023, four vendors represented approximately 43%, 22%, 16%, and 10% of total purchases, respectively. Purchases from these vendors during the three months ended June 30, 2023, were $0.6 million, $0.3 million, $0.2 million and $0.1 million, respectively. For the three months ended June 30, 2022, two vendors represented approximately 65% and 20% of total purchases. Purchases from these vendors during the three months ended June 30, 2022, were $1.9 million and $0.6 million, respectively.

Note 8 — Convertible Short -Term Debt

Short-term debt as of June 30, 2023, and December 31, 2022, consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
Convertible Debentures, including interest payable to the Convertible Debenture Holders	$16,686	$15,272
Total Short-Term Debt	$16,686	$15,272

2021 Convertible Debentures & Warrants

On July 7, 2021, the Company consummated the initial closing of a private placement offering (the “Offering”) pursuant to the terms and conditions of a Securities Purchase Agreement for up to $15,187,500 in principal amount (“Original Principal Value”) Convertible Debentures. To manage the administration of the Offering the Company entered into a placement agency agreement with Joseph Gunner & Co. LLC, a U.S. registered broker-dealer (“Placement Agent”). At the initial closing, the Company sold the purchasers (i) 12.5% Original Issue Discount Convertible Debentures (“Debentures”) in an aggregate principal amount of $9,990,000 and (ii) warrants to purchase up to 3,535 shares of common stock of the Company. The Company received total gross proceeds of $8.9 million taking into account the 12.5% discount before deducting placement agent fees and expenses of approximately $0.9 million. The convertible debt is collateralized by the assets of the Company. The Debentures matured on July 7, 2022, subject to a three-month extension upon mutual agreement of the Company and the holder, as a result, the 2021 convertible debentures are in default.

On August 13, 2021, the company consummated the second closing of the offering pursuant to the same terms and conditions of the Securities Purchase Agreement dated July 7, 2021. At the second closing, the Company sold the purchasers (i) 12.5% Original Issue Discount Senior Secured Convertible Debentures in an aggregate principal amount of $3.4 million and (ii) warrants to purchase up to 1,862 shares of common stock of the Company. The Company received a total of $3.5 million in gross proceeds following the second closing taking into account the 12 % discount before deducting placement agent fees and expenses of approximately $0.3 million. The Debentures matured on August 13, 2022, subject to a three-month extension upon mutual agreement of the Company and the holder, as a result, the 2021 convertible debentures are in default.

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

Under the conversion terms of the Debentures, the Debenture is convertible, in whole or in part, into shares of Common Stock at the option of the Holder at any time until the Debenture is no longer outstanding. The Holder executes a conversion by delivering to the Company a Notice of Conversion specifying the principal amount to be converted and the date on which the conversion is to be executed. The Conversion Price is set at the lower of (i) $18.00 and (ii) 80% of the average of the VWAP during the 5 Trading Day period immediately prior to the applicable Conversion Date. The number of Conversion Shares to be issued is determined by dividing the outstanding principal amount of the debenture to be converted by the Conversion Price. The Debentures are subject to mandatory conversion (“Mandatory Conversion”) in the event the Company closes a registered public offering of its Common Stock and receives gross proceeds of not less than $40 million and at the completion of which the Company’s securities are traded on a national exchange (“Qualified Offering”). The Company determined that the conversion feature associated with the convertible debentures should be bifurcated and treated as a separate derivative liability. An initial fair value of $2.1 million was assigned to the conversion option, The conversion option is marked to market at the end of each reporting period. The Company recorded a revaluation gain (loss) of approximately $(0.1) million and $1.9 million for the three and six months ended June 30, 2023, for the change in the fair value of the conversion option. As of June 30, 2023, the derivative liability associated with the conversion option was $1.5 million.

Debenture Default

The Debentures provide that any monetary judgment filed against the Company for more than $0.05 million, and if such judgment remains unvacated for a period of 45 calendar days shall constitute an event of default. On December 14, 2021, the Company became aware that a Confession of Judgment (the “Confession of Judgment”) had been entered against the Company in the Superior Court of the State of California, County of Santa Clara by Tech Data on September 24, 2021. The Confession of Judgement was entered for a total sum of $5.9 million, which is comprised of the principal sum of $3.3 million and prejudgment interest in the sum of $2.6 million. As a result, the Confession of Judgment was deemed to be an event of default under the Debentures although the Company only became aware of the Confession of Judgment on December 14, 2021.

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

The Company recognized approximately $0.7 million of interest expense for the three months ended June 30, 2023, and 2022. The Company recognized approximately $1.3 million and $1.5 million of interest expense for the six months ended June 30, 2023 and 2022, respectively. Included in convertible debt is approximately $4.5 million of interest payable on June 30, 2023, to the Convertible Debenture Holders.

Furnishing of Information: Public Information

As required under the Securities Purchase Agreement, disclosed above, with the convertible debenture holders thereunder, the Company is required to timely file its Annual Report on Form 10-K and Quarterly Reports on Form 10-Q under the Securities and Exchange Act of 1934, as amended, and in order to satisfy the provisions of Rule 144(c). As of June 30, 2023, the Company was unable to meet its filing requirements deadlines, therefore, the Company has incurred partial liquidated damages of approximately $0.75 million recorded in the condensed consolidated balance sheet – accrued expenses. For the three and six months ended June 30, 2023, the Company recorded $0.15 million and $0.75 million in the condensed consolidated income statements – general and administrative costs.

Convertible Debenture Conversion

There were no conversions of convertible debt for the six months ended June 30, 2023. All of the Company’s authorized shares have been issued or reserved since October 21, 2022, resulting in unfilled conversion notices and an inability to fill potential future conversion notices from convertible debt holders. The Securities Purchase Agreement permits damages to be awarded to its convertible debtholders when conversions have not been fulfilled. As of June 30, 2023, the Company recorded in the condensed consolidated balance sheets, accrued liabilities approximately $1.7 million of damages for shares the Company was unable to fulfill.

Non-Recourse Factoring and Security Agreement

Effective as June 19, 2020, prior to the merger, the Company and SouthStar Financial, LLC (“SouthStar”) entered into a Non-Recourse Factoring and Security Agreement (the “Agreement”) pursuant to which SouthStar may purchase receivables from the Company (the “Purchased Receivables”) for a price not to exceed 85% of the face value of the Purchased Receivables or a lesser percentage agreed upon between the Company and SouthStar. In consideration of SouthStar’s purchase of the Purchased Receivables, the Company will pay to SouthStar an amount equal to 0.8% of the face amount of the Purchased Receivables for the first 10-day period after payment for the Purchased Receivables is transmitted to SouthStar plus 0.9% for each additional 10-day period or part thereof, calculated from the date of purchase until payments received by SouthStar in collected funds on the Purchased Receivables equals the purchase price of the Purchased Receivables plus all charges due SouthStar from the Company at the time. An additional 1.0% per 10-day period will be charged for invoices exceeding 60 days from the invoice date. The Company utilizes the security agreement to provide assurance of payment to the supplier. The Company currently utilizes SouthStar to finance its purchase orders and it also can factor its receivables if needed to fund operations.  The Company, SouthStar and the Distributor/vendor enter a triparty agreement whereby SouthStar will pay the vendor under net 30-day terms the purchase order amount. As of June 30, 2023, the Company did not have any of its purchased orders financed. As of December 31, 2022, the Company financed $0.9 million of purchase orders which is recorded in the consolidated balance sheet accrued liabilities.

As of June 30, 2023, the Company financed approximately $0.3 million of its account receivables which is recorded in the consolidated balance sheet accrued liabilities.  As of December 31, 2022, the Company did not have any of its receivables financed.

Note 9 — Fair Value Measurement

Fair value measurements are determined based on assumptions that a market participant would use in pricing an asset or a liability. A three-tiered hierarchy distinguishes between market participant assumptions based on (i) observable inputs such as quoted prices in active markets (Level 1), (ii) inputs other than quoted prices in active markets that are observable either directly or indirectly (Level 2) and (iii) unobservable inputs that require the Company to use present value and other valuation techniques in the determination of fair value (Level 3). The following table presents the placement in the fair value hierarchy measured at fair value on a recurring basis as of June 30, 2023, and December 31, 2022 (in thousands):

		Fair value measurement at reporting date using
		Quoted prices in
		active markets	Significant other	Significant
		for identical	observable	unobservable
	Balance	assets (Level 1)	inputs (Level 2)	inputs (Level 3)
As of June 30, 2023:
Recurring fair value measurements (in thousands):
Assets:
Equity investment in Ostendo	$251	$-	$-	$251
Derivative liabilities:
Conversion feature derivative liability	$1,527	$-	$-	$1,527
Share derivative liability	717	-	-	717
Total derivative liabilities	2,244	-	-	2,244
Total recurring fair value measurements	$2,244	$-	$-	$2,244

As of December 31, 2022: (in thousands)
Recurring fair value measurements
Assets:
Equity investment in Ostendo	$1,397	$-	$-	$1,397
Derivative liabilities:
Conversion feature derivative liability	$3,472	$-	$-	$3,472
Share derivative liability	273	-	-	273
Total derivative liabilities	3,745	-	-	3,745
Total recurring fair value measurements	$3,745	$-	$-	$3,745

As of June 30, 2023, the Company utilized a market approach to determine the fair value of its mining equipment, and as a result, recorded impairment charges on a non-recurring basis of $0.9 million disclosed in Note 5 – Discontinued Operations. For the year ended December 31, 2022, the Company utilized a market approach to determine the fair value of its mining equipment, and as a result, recorded impairment charges on a non-recurring basis of $4.1 million.

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

On April 3, 2023, the Company sold investments in certain preferred shares held for approximately $0.2 million to a related party and recorded associated consulting costs of approximately $1.0 million.

As discussed in Note 10 – Equity below, pre-split, the Company had exceeded its authorized share limit with respect to potentially issuable shares under the equity contracts described with the Share Derivative Liabilities section. The Company estimates the fair value of the Common stock derivative liability based on the fair value of the potentially issuable shares for the warrants, stock options and RSUs vested but unissued. This liability excludes the fair value of the potentially convertible shares for the convertible Debentures which are accounted for through the carrying value of the debt and the separate conversion feature derivative liability.

For the three and six months ended June 30, 2023, the Company recognized a loss of $0.1 million and a gain of $1.9 million, respectively, for the change in fair value of debt conversion feature, and a loss of $0.3 million and $0.4 million, respectively, for the change in fair value of the share derivative liability. For the three and six months ended June 30, 2022, the Company recognized a loss of $1.9 million and $2.7 million, respectively, for the change in fair value of debt conversion feature, and a loss of $0.04 million for both periods, for the change in fair value of the share derivative liability.

Note 10 — Equity

Private Placement Agreement

On October 18, 2022, the Company sold to the Investors an aggregate of 500,000 Units, consisting of 500,000 shares of common stock, warrant 1s to acquire 500,000 shares of common stock, and warrant 2s to acquire 500,000 shares of common stock, for total consideration paid to the Company of $500,000. Pursuant to the terms of the SPA, the Company agreed to sell to each Investor a number of Units of securities of the Company (each, a “Unit”), at a purchase price of $0.001 per Unit, with each Unit being comprised of: (i) one share of common stock (each, a “Purchased Share” and collectively, the “Purchased Shares”); (ii) a warrant to acquire one share of common stock at an exercise price of $0.001 per share, which exercise price will not be subject to adjustment as a result of any forward or reverse split of the common stock (each, a “Warrant 1”); and (iii) a warrant to acquire one share of common stock at an exercise price of $0.001   per share, which exercise price will not be subject to adjustment as a result of any forward or reverse split of the common stock (each, a “Warrant 2”). Pursuant to the terms of the SPA, the Company agreed to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days of October 18, 2022 (the “Registration Deadline”). If such registration statement has not become effective by the Registration Deadline, and provided that the Registrable Securities cannot otherwise be sold pursuant to Rule 144 pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the Registration Deadline, then, subject to the provisions of the SPA and the Initial Registration Rights Agreement, the Company agreed to issue to each Investor:

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

The Company was unable to have the registration statement become effective by January 16, 2023, 90 days past October 18, 2022. The additional shares and Warrant 3 will be issuable for each 30-day period, or portion thereof, that the registrable securities have not become effective. As of June 30, 2023, the Company is obligated to issue an additional 300 thousand shares of common stock and warrant 3 to purchase an additional 300 thousand shares of common stock. As of June 30, 2023, the additional shares and warrants have not been issued, however, the share liability has been recorded in the condensed consolidated balance sheets – share derivative liability.

Warrants

The following table represents the activity related to the Company’s warrants during the six-month period ended June 30, 2023:

	Number of Warrants (in Shares)	Weighted Average Exercise Price
Outstanding, December 31, 2022	1,010,084	$0.001
Granted	-	-
Exercised	-	-
Outstanding, June 30, 2023	1,010,084	$0.001

The weighted average contractual term as of June 30, 2023, was 4.3 years.

Prefunded Warrants

A Company debt holder agreed to convert certain of the Company obligations to a fully paid right to receive 3,000 shares of Company stock. As the right to receive shares has been fully paid by the holders, the right to receive the shares are considered to be issued for the purpose of determining Company Basic shares outstanding.

Share Derivative Liabilities

As the amount of common stock on an as converted basis as of June 30, 2023, exceeded our authorized share amount, the Company’s outstanding warrants, stock options and vested but unissued restricted stock shares (“RSUs”) were reclassified to derivative liabilities in the consolidated financial statements. This results in non-cash gains or losses each period during the term of the warrants, stock options, RSU vesting period and convertible debt. The table below summarizes the reclassified share derivative liabilities as of June 30, 2023 (dollars in thousands):

June 30, 2023
Warrants	$716
Stock options	1
Total share derivative liability	$717

Note 11 — Commitments and Contingencies

Contractual Commitments

Settlement Agreements

On September 5, 2017, prior to the merger and as a result of a spinoff from Sysorex’s previous parent, a computer hardware supplier threatened legal action against the Company and demanded approximately $1.8 million for payment of unpaid invoices. On or about January 29, 2018, the parties executed a settlement agreement resolving the matter. No court action was filed. The liability of approximately $0.7 million has been accrued and includes interest of $0.2 million calculated based on a default rate, which is included as a component of accounts payable and accrued liabilities as of June 30, 2023, in the unaudited condensed consolidated balance sheets.

On January 22, 2018, a software vendor filed a motion for entry of default judgment (the “Motion”) against SGS in the Circuit Court of Fairfax County, Virginia. The Motion alleges that SGS failed to respond to a complaint served on November 22, 2017. The Motion requests a default judgment in the amount of $0.3 million plus $0.02 million in legal fees. On August 10, 2018, the Company and vendor entered into a settlement agreement and the Company is repaying the debt in monthly installments. Subsequently thereafter, the Company defaulted under the terms of the agreement. The liability of approximately $0.2 million has been accrued and includes interest of $0.1 million calculated based on a default rate and is included as a component of accounts payable and accrued liabilities as of June 30, 2023, in the unaudited condensed consolidated balance sheets.

Registration Rights Agreement

The Company entered into a Registration Rights Agreement (the “RRA”) dated April 13, 2021. The Company had ninety (90) calendar days following the closing date of its Merger with TTM Digital Assets & Technologies, Inc. on April 14, 2021, to file an initial registration statement covering the Shares. The ninety (90) calendar day filing date was July 13, 2021 (“Filing Deadline”). The Company did not fulfil its obligation to file a registration statement covering the Shares by July 13, 2021, nor any date and therefore has accounted for an accrued liability in the amount of $0.2 million recorded in the unaudited condensed consolidated balance sheets – accrued liabilities for the year ended June 30, 2023. The RRA terminated as of October 14, 2021, by its own terms.

Promissory Judgement

The Company entered into a Promissory Judgment Note dated as of August 15, 2018 (the “Note”), with Tech Data Corporation (“Tech Data”), pursuant to which the Company promised to pay the principal sum of $6.8 million to Tech Data. The Note provides that interest shall accrue on the balance of the Note at the rate of 18% per annum. Due to miscommunication with Tech Data, the Company inadvertently failed to pay, when due, some of the installment payments in the aggregate principal amount of $3.3 million, as set forth in the Note and has defaulted under the Note.

On December 14, 2021, the Company became aware that a Confession of Judgment (the “Confession of Judgment”) had been entered against the Company in the Superior Court of the State of California, County of Santa Clara by Tech Data on September 24, 2021. The Confession of Judgement is entered for a total sum of $5.9 million, which is comprised of the principal sum of $3.3 million and prejudgment interest in the sum of $2.6 million.

Following a negotiation with Tech Data, the Company was able to reduce the Award by in excess of $4.2 million, and on January 13, 2022, the Company and Tech Data entered into a Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid $1.4 million. (the “Settlement Amount”) on January 14, 2022. The Company recognized a gain on settlement of $1.5 million and has recorded in product costs in the condensed consolidated statement of operations. The Award was deemed satisfied in full. Among other things, Tech Data agreed to file an acknowledgment of full satisfaction of judgment attached as an exhibit to the Settlement Agreement, not take any further action against the Company in connection with or relating to the Judgment, and release the Company and its representatives from any and all claims, including the Judgment, which Tech Data may have against the Company based upon any transaction that occurred at any time before the date of the Settlement Agreement.

Convertible Debenture Conversion

There were no conversions of convertible debt for the six months ended June 30, 2023. All of the Company’s authorized shares have been issued or reserved since October 21, 2022, resulting in unfilled conversion notices and an inability to fill potential future conversion notices from convertible debt holders. The Securities Purchase Agreement allows for damages to be awarded to its convertible debtholders until unfulfilled conversions have been issued. As of June 30, 2023, the Company recorded in the condensed consolidated balance sheets – accrued liabilities, approximately $1.7 million of damages for shares the Company was unable to convert.

Convertible Debenture Litigation

On June 3, 2022, the Company became aware that a Complaint had been entered against the Company in the United States District Court Southern District of New York by ProActive Capital Partners, L.P, a convertible debenture holder. The Complaint is entered for injunctive relief to honor is stock conversion, recover damages, and receive payments due under the Debenture agreement. The convertible debenture principal and interest of $0.2 million is recorded in the unaudited condensed consolidated balance sheets – accrued liabilities for the six months ended June 30, 2023.

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

As of June 30, 2023, future minimum operating leases commitments are as follows:

Calendar Years Ending December 31,	Amount

2023	$108
2024	222
2025	95
Total future lease payments	425
Less: interest expense at incremental borrowing rate	(29)
Net present value of lease liabilities	$396

Other assumptions and pertinent information related to the Company’s accounting for operating leases are:

Weighted average remaining lease term:	1.92 years
Weighted average discount rate used to determine present value of operating lease liability:	8%

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

On June 3, 2022, the Company became aware that a Complaint had been entered against the Company in the United States District Court Southern District of New York by ProActive Capital Partners, L.P, a convertible debenture holder. The Complaint is entered for injunctive relief to honor is stock conversion, recover damages, and receive payments due under the Debenture agreement. The convertible debenture principal and interest of $0.2 million is recorded in the consolidated balance sheets – accrued liabilities for the period ended June 30, 2023.

Note 12 — Related Party Transactions

Omniverse, LLC

On April 3, 2023, the Company entered into a Stock Purchase Agreement (the “Agreement”) with Omniverse LLC (“Omniverse”), whereby the Company agreed to sell to Omniverse 136,667 shares of Series C-7b Preferred Stock of Ostendo Technologies, Inc. The owner of Omniverse is a shareholder in the Company. The Agreement requires Omniverse to pay the Company a purchase price consisting of $182,000 and other valuable consideration in the form of consulting services of approximately $1.0 million. The services provided by Omniverse were provided during the three months ended June 30, 2023, and as such the Company recognized the associated expense during the three-month period ended June 30, 2023, recorded in general and administrative costs on the condensed consolidated statement of operations. The Company retained 30,000 shares of the investment in Ostendo. As of June 30, 2023, the Company has recorded $0.2 million in the condensed consolidated balance sheets – equity investment in Ostendo.

BK Consulting Group, LLC

On September 24, 2021, the Company entered into a Business Advisory Consulting Agreement (the “Consulting Agreement”) with BK Consulting Group, LLC (“BK Consulting”). The President of BK Consulting, Brian Kantor, is a beneficial owner in the Company as disclosed in the beneficial owner table. The Company paid BK Consulting an upfront flat fee of $300,000 with a service period term from September 24, 2021, through March 23, 2022 for consulting services. In connection with this fee, the Company expensed $160,000 through December 31, 2021, and $140,000 in 2022. In November 2021, the Company entered into the First Amendment to Consulting Agreement (“Amendment 1”) in which the Company agreed to pay BK Consulting an additional $300,000 for consulting services, extending the service period term and additional 3 months to June 23, 2022. The Company recorded $75,000 of this additional fee in 2021, and $225,000 in 2022 over the extended service period. In May 2022, the Company entered into an additional term extension on the initial services provided in the Consulting Agreement (“Amendment 2”) through June 3, 2022, for which an additional $50,000 was paid and expensed for services provided in May 2022. During 2022, the Company expensed in total $415,000 relating to the Consulting Agreement, Amendment 1 and Amendment 2. The Company did not incur any consulting costs for the three and six months ended June 30, 2023.

ViewTrade Securities, Inc.

On February 8, 2022, the Company entered into an Advisory Services Agreement (the “Agreement”) with ViewTrade Securities, Inc. (“Advisor”) whereby the Advisor will assist the Company and provide services that will contribute to the overall growth of the Company. ViewTrade and its owner Brian Herman are shareholders in the Company. The term of the engagement is six months and may be extended by mutual agreement of the parties. In consideration of the services, the Company paid an Advisory Fee in an amount equal to 6,000 restricted common shares (the “Fees) and the Fees shall be deemed fully earned upon execution of the Agreement. The Company did not incur any advisory services costs for the three and six months ended June 30, 2023.

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

Effective as of January 13, 2022, the Company entered into a consulting agreement with Bespoke. Under the terms of the consulting agreement, the Company is to pay Bespoke a gross advisory fee of $975,000. On March 23, 2022, the Company paid off the balance owed for this service. No services were provided for the three and six months ended June 30, 2023.

Ressense LLC

On August 4, 2021, the Company executed a six (6) month business advisory services agreement with Ressense LLC. The services to be provided include potential business activities including acquisition, merger and reverse merger opportunities. As compensation for the performance of services, the Company paid and recorded $25,000 through January 31, 2022. The business advisory services agreement expired January 31, 2022. No services were provided for the three and six months ended June 30, 2023.

One Percent Investments, Inc.

On June 21, 2022, the Company executed a four (4) month business advisory services agreement with One Percent Investments, Inc. The owner of One Percent is a shareholder in the Company. The services to be provided include potential future merger and/or acquisition activities, strategic alliances, joint ventures, and advisory services in connection with the Company’s desire to up-list to a national stock exchange. As compensation for the performance of services, the Company paid $125,000 for the respective service period. Additional compensation in the amount of $500,000 will be rendered in connection with the up-listing process. The Company recognized $125,000 of expense during the year ended December 31, 2022. The Company did not incur service costs for the three and six months ended June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction the unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q, and with the Company’s audited consolidated financial statements and notes for the years ended December 31, 2022 and 2021 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on June 13, 2023 (the “10-K ”). In addition to historical information, the discussion and analysis here and throughout this Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements due to a number of factors, including but not limited to, risks described in the section entitled “Risk Factors” in the 10-K, as the same may be updated from time to time.

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

The Company made the decision to divest certain mining equipment and the data center of the TTM Digital reporting unit and commenced discussions with a third party to execute an asset sale in the fall of 2021.  On March 24, 2022, the Company executed Heads of Terms (“Heads of Terms”) with Ostendo Technologies, Inc. (“Ostendo”). Pursuant to the Heads of Terms, the Company and Ostendo agreed to certain terms related to the Company’s sale of its Ethereum mining assets and certain associated real property (“Assets”) to Ostendo for Ostendo preferred stock. The Company agreed to make a non-refundable deposit of $1,600,000 (“Deposit”) to be credited toward the purchase of an additional 166,667 shares of Ostendo’s preferred stock. The Company has in good faith worked with Ostendo to ensure all closing terms and closing conditions were mutually agreed upon, however, the parties have not entered into definitive transaction agreements and accordingly, it was determined in November 2022 that the transaction will not proceed. In November 2022, the Company received a certificate, dated November 14, 2022, for the shares, and thereafter, the Company received confirmation that the Certificate of Designations for the preferred stock had been filed and accepted by the California Secretary of State on November 14, 2022. The Company retained 30,000 shares of the investment in Ostendo. As of June 30, 2023, the Company has recorded $0.2 million in the condensed consolidated balance sheets as equity investment in Ostendo.

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

Discussion of Results of Operations of SGS for the Three Months Ended June 30, 2023, and 2022

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

SGS revenues for the three months ended June 30, 2023, and 2022, were approximately $1.6 million and $3.5 million, respectively. This includes approximately 89% of sales coming from the Company’s top two customers. SGS product and service costs for the three months ended June 30, 2023, and 2022, were approximately $1.4 million and $3.2 million. This includes approximately 65% of product costs from the Company’s top two vendors.

SGS margins are affected by the diversity of our supplier. Supplier diversity allows companies such as SGS to seek better cost through competition of multiple suppliers of the same product. Currently, SGS does not have the supplier diversity that is required to increase margin. SGS is on a prepaid basis with many suppliers and this requires SGS to finance cash advances to suppliers from our finance source, South Star Capital. Our financial source charges high fees and interest, which also affects our net margin.

SGS also reported for the three months ended June 30, 2023, and 2022, $0.2 million and $0.3 million, respectively, in sales and marketing costs, $2.4 million and $1.6 million, respectively, in general and administrative costs, an impairment of its digital assets in 2022 of $1.2 million, and $0.1 million in amortization costs, resulting in a loss from operations of approximately $2.5 million and $2.9 million, respectively. The Company continues to search for paths to drive costs down and increase its cash position.

Discussion of Results of Operations of TTM Digital for the Three Months Ended June 30, 2023, and 2022

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

The Company no longer mines Ethereum and as a result did not incur revenue for the three months ended June 30, 2023.

For the three months ended June 30, 2023, TTM Digital reported in continuing operations, general and administrative costs of approximately $0.3 million. TTM incurred $0.1 million of partially liquidated damages included in general and administrative costs related to the Company’s inability to timely file certain public information. The balance included in general and administrative costs is largely made up of salaries and wages.

For the three months ended June 30, 2022, TTM Digital reported in Note 5 – discontinued operations, $1.3 million in revenues. In addition, TTM Digital reported $0.4 million in mining costs, $0.2 million in general and administrative costs, $1.0 million of impairment of fixed assets, and $0.5 million in depreciation costs, resulting in a net loss from operations of $0.7 million.

For the three months ended June 30, 2022, TTM Digital reported in continuing operations, $0.7 million in general and administrative costs.

Discussion of Results of Operations of SGS for the Six Months Ended June 30, 2023, and 2022

SGS revenues for the six months ended June 30, 2023, and 2022, were approximately $5.8 million and $8.6 million. SGS revenues resulted from product sales to U.S. governmental agencies and local county governments. This includes approximately 86% of sales coming from the Company’s top two customers in 2023.

Product, and service costs for the six months ended June 30, 2023, and 2022, of approximately $5.0 million and $5.5 million. This includes approximately 63% of product costs from the Company’s top two vendors. A gain on a vendor liability settlement of $1.5 million was recorded in 2022. Without this gain, product and service costs would approximate $7.1 million. The margin effect on the revenue and costs as presented is approximately 32% in 2022, however without the one-time settlement gain of $1.5 million, the margin is approximately 14% in 2022. The margin effect in 2023 is approximately 13%.

Selling, general, and administrative expenses (“SG&A”) for the six months ended June 30, 2023, and 2022, was $4.2 million and $3.1 million, which were associated with compensation and payroll tax costs, and professional fees related the Heads of Terms investment and sale of TTM assets and ongoing advisory services.

Other income and expense for the six months ended June 30, 2023, was interest expense of approximately $0.7 million. Other income and expense for the six months ended June 30, 2022, was approximately $4.6 million which included interest incurred on the Company’s convertible debt of approximately of $1.7 million, a loss on extinguishment of debt of $1.4 million, a realized gain on sale of digital assets $1.2 million and a conversion feature derivative liability valuation of $2.7 million.

Discussion of Results of Operations of TTM Digital for the Six Months Ended June 30, 2023, and 2022

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

The Company no longer mines Ethereum and as a result did not incur revenue for the six months ended June 30, 2023.

For the six months ended June 30, 2023, TTM Digital reported in continuing operations, general and administrative costs of approximately $1.1 million. TTM incurred $0.73 million of partially liquidated damages included in general and administrative costs related to the Company’s inability to timely file certain public information. The balance included in general and administrative costs is largely made up of salaries and wages. The costs associated with discontinued operations of $0.04 million were attributable to salaries and wages.

For the six months ended June 30, 2022, TTM Digital reported in Note 5 – discontinued operations, $3.3 million in revenues. In addition, TTM Digital reported $0.9 million in mining costs, $0.5 million in general and administrative costs, $1.0 million of impairment of fixed assets, and $0.9 million in depreciation costs, resulting in a net gain from operations of $0.06 million.

Liquidity and Capital Resources as of June 30, 2023

Going Concern

As of June 30, 2023, the Company had an approximate cash balance of $0.3 million, a working capital deficit of approximately $23.6 million, and an accumulated deficit of approximately $67.2 million. In an effort to raise capital, on October 18, 2022, the Company completed a $0.5 million private placement, and on April 3, 2023, the Company sold investments in certain preferred shares held for approximately $0.18 million to a related party. Despite these efforts to raise capital, the aforementioned factors continue to raise substantial doubt about the Company’s ability to continue as a going concern for the next twelve months from the date of issuance of these unaudited condensed consolidated financial statements. The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued.

The Company does not believe that its capital resources as of June 30, 2023, its ability to settle a portion of existing convertible debt obligations through issuance of the Company’s shares, availability on the SouthStar facility to finance cash advances to suppliers, purchase orders and invoices, reauthorization of key vendors and credit limitation improvements will be sufficient to fund planned operations during the next twelve months. Additionally, the Company is in default on the aforementioned convertible debt, which was due to be repaid in July 2022, and is accruing related interest, late fees and other penalties. As a result of the above factors, the Company will need additional funds to fulfil its obligations. On September 22, 2022, the shareholders of the Company approved an increase in the Company’s authorized shares of common stock to 3 billion shares; however, all of the Company’s authorized shares have been issued or reserved since October 21, 2022, resulting in unfilled conversion notices and an inability to fill potential future conversion notices from convertible debt holders. In order for the Company to fulfil any further conversion obligations, on August 7, 2023, the Company effectuated a 1:1000 reverse stock-split. Prior to the reverse stock split, existing unfilled conversion notices received in excess of available and authorized shares as of June 30, 2023, totaled 1,159,495,000 pre-split, and 1,159,495 on a post-split basis. In order to satisfy all possible conversion obligations from existing debtholders as of the date of this report, the Company estimates it would need 47.3 million shares based on an assumed conversion price of $0.34 per share, using an August 7, 2023, 5-day VWAP with a 50% discount out of the 3 billion currently authorized. Given these circumstances and the potential for future market price declines, there can be no assurance that the Company will be able to satisfactorily fulfil such obligations.

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

Our capital resources and operating results as of and through June 30, 2023, consist of the:

1)	An overall working capital deficit of $23.6 million,

2)	Cash and cash equivalents of $0.3 million,

3)	Net cash used in operating activities of $0.9 million,

4)	Net cash provided by investing activities of $1.1 million.

Liquidity and Capital Resources as of June 30, 2023, Compared to June 30, 2022

The Company’s net cash flow used in operating, investing and financing activities for the six months ended June 30, 2023, and 2022 and certain balances as of the end of those periods are as follows (in thousands):

	For the Six Months Ended June 30,
(Thousands, except per share data)	2023	2022
Net cash provided by ( used in) operating activities	$78	$(5,642)
Net cash provided by investing activities	182	5,355
Net cash used in financing activities	-	-

Net increase (decrease) in cash	$260	$(287)

	June 30, 2023	December 31, 2022

Cash	$289	$29
Working deficit	$(23,590)	$(18,071)

Operating Activities:

Net cash used in operating activities during the six months ended June 30, 2023, and 2022, was $(0.2) million and $(5.6) million, respectively. Net cash used in operating activities during the six months ended June 30, 2023, consisted of the following (in thousands):

Net loss	$(4,812)
Non-cash income and expenses	(174)
Net change in operating assets and liabilities	5,140
Net cash used in operating activities	$154

The non-cash income and  expenses of $(174), consisted of (in thousands):

$287	Depreciation and amortization
76	Amortization of right of use asset
(1,945)	Change in fair value of debt conversion feature
444	Change in fair value of share derivative liability
964	Consulting services incurred for investment in Ostendo
$(174)	Total non-cash income and expenses

The net proceeds of cash due to changes in operating assets and liabilities totaled ($5,140) and consisted of the following (in thousands):

$3,494	Decrease in accounts receivable and other receivables
160	Prepaid assets and other current assets
(414)	Decrease in accounts payable
1,991	Increase in accrued liabilities and other payables
(91)	Decrease in operating lease liability
$5,140	Net use of cash in the changes in operating assets and liabilities

Investing Activities:

Net cash provided by investing activities during the six months ended June 30, 2023, was approximately $0.2 million , primarily driven from proceeds from the sale of its equity investment in Ostendo. Net cash provided by investing activities during the six months ended June 30, 2022, was approximately $5.4 million, primarily driven from proceeds from the sale of digital assets of $7 million, offset by its equity investment in Ostendo of $1.6 million.

Financing Activities:

The company did not incur financing activities for the six months ended June 30, 2023, and 2022.

Critical Accounting Policies and Estimates

We consider certain accounting policies related to Revenue Recognition, Impairment of Long-Lived Assets and Derivative Liabilities, to be critical accounting policies that require the use of significant judgements and estimates relating to matters that are inherently uncertain and may result in materially different results under different assumptions and conditions.

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

Professional Services Revenue Recognition

SGS’s professional services include fixed fee contracts. Fixed fees are paid monthly, in phases, or upon acceptance of deliverables. For fixed fee contracts, the Company recognizes revenue evenly over the service period using a time-based measure because the Company is providing continuous service. Because the Company’s contracts have an expected duration of one year or less, the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations. Anticipated losses are recognized as soon as they become known. For the three and six months ended June 30, 2023, SGS did not incur any such losses. These amounts are based on known and estimated factors. Revenues from time and material or firm fixed price long-term and short-term contracts are derived principally with various United States government agencies.

Impairment of Long-lived Assets

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. An impairment loss of $0.1 million and $0.9 million was recorded for long-lived assets in discontinued operations during the three and six months ended June 30, respectively, and is disclosed in Note 5 – Discontinued Operations.

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

Recently Issued Accounting Standards

For a discussion of recently issued accounting pronouncements, please see the Recent Accounting Standards section of Note 4 to our condensed consolidated financial statements, which is included in this Form 10-Q in Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive officer and principal financial officer, with assistance from other members of management. Our management, with the participation of our principal executive officer and principal financial officer, evaluated our disclosure controls and procedures as of June 30, 2023, and based on this evaluation, our principal executive officer and principal financial officer concluded the disclosure controls and procedures were not effective as of that date due to the same material weaknesses in internal control over financial reporting that were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on June 13, 2023.

As previously described in Part II, Item 9A of Form 10-K, we began implementing a remediation plan to address the material weaknesses. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

There is no material pending legal proceedings as defined by Item 103 of Regulation S-K, to which we are a party or of which any of our property is the subject, other than ordinary routine litigation incidental to the Company’s business.

Sysorex, Inc., a Nevada corporation (the “Company”), entered into a Promissory Judgment Note dated as of August 15, 2018 (the “Note”), with Tech Data Corporation (“Tech Data”), pursuant to which the Company promised to pay the principal sum of $6.8 million to Tech Data. The Note provides that interest shall accrue on the balance of the Note at the rate of 18% per annum. Due to miscommunication with Tech Data, the Company inadvertently failed to pay, when due, some of the installment payments in the aggregate principal amount of $3.3 million, as set forth in the Note and has defaulted under the Note.

On December 14, 2021, the Company became aware that a Confession of Judgment (the “Confession of Judgment”) had been entered against the Company in the Superior Court of the State of California, County of Santa Clara by Tech Data on September 24, 2021. The Confession of Judgement is entered for a total sum of $5.9 million, which is comprised of the principal sum of $3.3 million and prejudgment interest in the sum of $2.6 million. Following a negotiation with Tech Data, the Company was able to reduce the Award by more than $4.2 million, and on January 13, 2022, the Company and Tech Data entered into a Settlement and Release Agreement (the “Settlement Agreement”). Pursuant to the Settlement Agreement, the Company paid $1.4 million on January 14, 2022. The Company recognized a gain on settlement of $1.5 million. The Award was deemed satisfied in full. Among other things, Tech Data agreed to file an acknowledgment of full satisfaction of judgment attached as an exhibit to the Settlement Agreement, not take any further action against the Company in connection with or relating to the Judgment, and release the Company and its representatives from any and all claims, including the Judgment, which Tech Data may have against the Company based upon any transaction that occurred at any time before the date of the Settlement Agreement.

On June 3, 2022, the Company became aware that a Complaint had been entered against the Company in the United States District Court Southern District of New York by ProActive Capital Partners, L.P, a convertible debenture holder. The Complaint is entered for injunctive relief to honor is stock conversion, recover damages, and receive payments due under the Debenture agreement. The convertible debenture principal and interest of $0.2 million is recorded in the consolidated balance sheets – accrued liabilities for the six months ended June 30, 2023.

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

The Company’s outstanding obligations which encumber the Company’s assets to secure payment of certain secured convertible debt are as follows:

●	$16.7 million worth of convertible debt and interest payable on June 30, 2023, which encumber all of the Company’s assets to secure payment, and which are convertible into 47.3 million shares of the Company’s common stock based on an assumed conversion price of $0.34 per share using an August 7, 2023, 5-day VWAP with a 50% discount. Given these circumstances and the potential for future market price declines, there can be no assurance that the Company will be able to satisfactorily fulfil such obligations.

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

Our Articles of Incorporation, as amended, provide for 3,000,000,000 authorized shares of our common stock. As of June 30, 2023, we have 2,484,427 shares of common stock issued and outstanding. As of June 30, 2023, holders of our convertible debentures have delivered notices of conversion covering an aggregate of 1,159,495 shares of common stock. If we issued the shares that are subject to the notices of conversion that have been delivered, it would result in us issuing more shares than we have authorized. Accordingly, in order to meet all of these obligations, we will need to amend our Articles of Incorporation, as amended, to increase the authorized shares of our common stock. We can give no assurance that we will obtain the requisite affirmative vote of our shareholders to so amend our Articles of Incorporation, as amended, which could materially adversely affect our financial condition and the market for our shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
3.1	Amendment to Articles of Incorporation of the registrant.	8-K	000-55924	3.1	August 8, 2023
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1#	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)					X

#	This exhibit is deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2023	SYSOREX, INC.

	By:	/s/ Vincent Loiacono
Vincent Loiacono
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)